Form 10-K/A
period 1994-12-31
APPLIED BIOSCIENCE INTERNATIONAL INC
filed 1995-05-05
CIK 810723

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    ________

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1994.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to ________
                         Commission file number 0-15515

                      APPLIED BIOSCIENCE INTERNATIONAL INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                        22-2734293
                    --------                        ----------
          (State or other jurisdiction           (I.R.S. employer
               of incorporation or             identification no.)
                  organization)

            4350 North Fairfax Drive
               Arlington, Virginia                  22203-1627
               -------------------                  ----------
              (Address of principal                 (Zip code)
               executive offices)

Registrant's telephone number, including area code:  (703) 516-2490
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____
                                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $136,888,940, as of March 15, 1995.

     The number of shares outstanding of the registrant's class of common stock, par value $.01 per share, was 28,173,470 as of March 15, 1995.

     The Form 10-K for the year ended December 31, 1994 of Applied Bioscience International Inc. (the "Company") is being amended to (i) revise Item No. 4 of
Part I, (ii) substitute information relating to Mr. Stephen L. Waechter for information relating to Dr. Geoffrey K. Hogan in Item No. 11 of Part III, (iii) delete information relating to the beneficial ownership of the Company's Common Stock by Dr. Geoffrey K. Hogan in Item No. 12 of Part III and (iv) include two letter agreements between the Company and Mr. Stephen L. Waechter as Exhibits
10.32 and 10.33 in Item No. 14 of Part IV.

                                     PART I
Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Company held its Annual Meeting of Stockholders on October 21, 1994.

          (b)  Not applicable.

          (c) The sole matter voted upon at the Company's Annual Meeting of Stockholders was the election of Dr. Joseph H. Highland, Dr. Geoffrey K. Hogan, Mr. Steven A. Fleckman and Mr. Frank E. Loy as directors. The results of the election were as follows:



                                                                  ABSTENTION OR
             NOMINEE                FOR             AGAINST      BROKER NON-VOTE
             -------                ---             -------      ---------------
  Dr. Joseph H. Highland         22,692,531         199,796             0

  Dr. Geoffrey K. Hogan          21,074,008       1,818,319             0

  Mr. Steven A. Fleckman         22,688,915         203,412             0

  Mr. Frank E. Loy               22,689,967         202,360             0



                                    PART III

Item 11.  Executive Compensation.

Summary of Cash and Certain Other Compensation


     The following table sets forth the cash compensation paid by the Company and its subsidiaries for or with respect to the fiscal years ended December 31, 1992, 1993 and 1994, to each of the five most highly compensated executive officers of the Company, including the Chief Executive Officer, during fiscal year 1994, for all capacities in which they served.

                                        SUMMARY COMPENSATION TABLE
                                        --------------------------
                                                                                    LONG TERM
                                                                                  COMPENSATION
                                                                                  ------------
                                                 ANNUAL COMPENSATION                 AWARDS
                                                 -------------------                 ------


                                                               Other              Securities            All Other
                                        Salary      Bonus       Annual            Underlying          Compensation
 Name and Principal Postion     Year      $        ($)(1)   Compensation($)   Options/SARs(#)(2)          ($)(3)
 --------------------------     ----    ------     ------   ---------------   ------------------      ------------
 Grover C. Wrenn (4)            1994   $198,625   $  --             $  --            50,000               $ 22,645
 President and Chief            1993    181,500      --                --            52,000                 19,858
 Executive Officer              1992    181,500      --                --                --                100,729


 Swep T. Davis (5)              1994    200,000   100,000              --            67,000                  8,456
 President of APBI              1993    200,000    28,125              --                --                  5,842
 Environmental                  1992     23,288        --              --           100,000                  5,034
 Sciences Group


 Charles L. Defesche            1994    229,828        --              --           134,010                 11,488
 (6) President and              1993    225,000        --              --                --                 29,814
 Chief Executive                1992    205,303   278,050              --           170,076                 26,319
 Officer of Pharmaco
 LSR International, Inc.


 Joseph H. Highland             1994    211,667   150,000              --             8,000                 25,183
 Chief Executive                1993    200,000    60,889              --             6,666                 18,673
 Officer of the                 1992    177,513        --              --                --                 20,842
 ENVIRON division of
 APBI Environmental
 Sciences Group, Inc.


 Stephen L. Waechter            1994    163,125    25,000              --            20,000                  5,051
 (7) Senior Vice                1993     48,513    15,000              --            24,000                  1,292
 President, Chief               1992         --        --              --                --                     --
 Financial Officer
 and Treasurer
- ----------------------

(1) With the exception of Mr. Waechter's bonus amounts, the annual bonus amounts with respect to fiscal years 1994 and 1993 were determined under the Company's Economic Value Added ("EVA") compensation program. Dr. Defesche did not earn a bonus under the EVA program in 1994 and 1993. Mr. Wrenn did not earn a bonus under the EVA program in 1993 and his bonus for 1994 has not been determined. Mr. Waechter received a signing bonus of $15,000 when he joined the Company in September 1993 and was guaranteed a minimum cash bonus of $25,000 for fiscal year 1994, which was slightly higher than the bonus Mr. Waechter would otherwise have received under the Company's EVA compensation program.

(2) With respect to the options awarded in fiscal year 1994 to Mr. Davis and Dr. Defesche, (i) the options to acquire 67,000 shares of Common Stock awarded to Mr. Davis were in substitution for the options to acquire 100,000 shares of Common Stock awarded to Mr. Davis in fiscal year 1992 and
     (ii) the options to acquire 134,010 shares of Common Stock awarded to Dr. Defesche consisted of options to acquire 104,010 shares of Common Stock awarded to Dr. Defesche in substitution for the options to acquire 170,076 shares of Common Stock awarded to Dr. Defesche in fiscal year 1992 and options to acquire 30,000 shares of Common Stock awarded to Dr. Defesche under the Company's annual compensation program.

(3) The total amounts shown in the "All Other Compensation" column with respect to fiscal year 1994 consist of the following: (i) $12,624 in matching Company contributions to the APBI Environmental Sciences Group, Inc. Pension Plan, a money purchase pension plan, on behalf of Mr. Wrenn, $1,803 represents the taxable benefit to Mr. Wrenn of premiums paid by the Company for group term life insurance on his behalf, $3,718 represents the taxable benefit to Mr. Wrenn of premiums paid by the Company for key man life insurance on his behalf, and $4,500 in matching Company contributions to the APBI U.S. Retirement 401(k) Savings Plan, a defined contribution plan, on behalf of Mr. Wrenn; (ii) $1,218 represents the taxable benefit to Mr. Davis of premiums paid by the Company for group term life insurance on his behalf, $2,738 represents the premiums paid by the Company for keyman life insurance on his behalf and $4,500 in matching Company contributions to the APBI U.S. Retirement 401(k) Savings Plan, a defined contribution plan, on behalf of Mr. Davis; (iii) $522 represents the taxable benefit to Dr. Defesche of premiums paid by the Company for group term life insurance on his behalf, $8,274 represents payment for unused vacation benefits and $2,692 in matching Company contributions to the APBI U.S. Retirement 401(k) Savings Plan, a defined contribution plan, on behalf of Dr. Defesche;
     (iv) $2,016 represents the taxable benefit to Dr. Highland of premiums paid by the Company for group term life insurance on his behalf, $4,500 in matching Company contributions to the APBI U.S. Retirement 401(k) Savings Plan, a defined contribution plan, on behalf of Dr. Highland, $5,064 represents the premiums paid by the Company for keyman life insurance on his behalf and $13,603 in Company contributions to the APBI Environmental Sciences Group, Inc. Pension Plan, a money purchase pension plan, on behalf of Dr. Highland; (v) $551 represents the taxable benefit to Mr. Waechter of premiums paid by the Company for group term life insurance on his behalf and $4,500 in matching Company contributions to the APBI U.S. Retirement 401(k) Savings Plan, a defined contribution plan, on behalf of Mr. Waechter.

(4) Mr. Wrenn served as the President and Chief Executive Officer of the Company until February 1995. Mr. Wrenn continues to serve as a director of the Company.

(5) Mr. Davis joined the Company in November 1992 as President of APBI Environmental Sciences Group, Inc. and continued to serve as such until January 31, 1995. Mr. Davis continues to serve as a director of APBI.

(6) Dr. Defesche served as the President and Chief Executive Officer of Pharmaco LSR until February 1995. Mr. Defesche continues to serve as chairman of Pharmaco LSR and as a director of the Company.

(7) Mr. Waechter joined the Company in September 1993 as the Chief Financial Officer and Treasurer of the Company. In October 1994, he also became a Senior Vice President of the Company.

Stock Option Grants in Fiscal 1994

     The following table sets forth certain information concerning the grant of stock options made under the Company's Stock Incentive Program (1990) during the fiscal year ended December 31, 1994 to each of the executive officers of the Company named in the Summary Compensation Table.


                                       OPTION GRANTS IN LAST FISCAL YEAR(1)

                                                                                           Grant Date
                                                  INDIVIDUAL GRANTS                           Value
                            -----------------------------------------------------------    ----------




                                             Percent of
                              Number of         Total
                             Securities        Options
                             Underlying      Granted to
                               Options      Employees in    Exercise or                     Grant Date
                               Granted      Fiscal Year      Base Price     Expiration     Present Value
           Name                 (#)              (2)           ($/Sh)           Date          ($)(3)
           ----              ----------     ------------    -----------     ----------     -----------
  Grover C. Wrenn             50,000(4)          5.8           $5.875         9/13/04       $203,000

  Swep T. Davis               67,000(5)          7.8            7.00          4/13/04        265,990

  Charles L. Defesche        104,010(5)         12.1            7.00          4/13/04        412,920

                              30,000(4)          3.5            5.875         9/13/04        121,800

  Joseph H. Highland           8,000(4)          0.9            5.875         9/13/04         32,480

  Stephen L. Waechter         20,000(4)          2.3            5.875         9/13/04         81,200

- ----------------------


(1) The Company's stock option plans are administered by the Compensation and Stock Plans Committee of the Board of Directors. The exercise price per share of all of the options granted during fiscal year 1994 is equal to or greater than the fair market value per share of the Company's Common Stock on the date of the grant, and the options are exercisable over a term of ten years from the date of grant.

(2) The Company granted options to employees to acquire 858,320 shares of Common Stock during fiscal year 1994. The 1994 option grants include options to acquire 481,320 shares of Common Stock which were granted pursuant to the Company's 1994 replacement program, whereby the Company reduced the exercise price of certain previously issued options to a price closer to the current fair market values of the Company's Common Stock. The replacement program resulted in the cancellation of options to acquire 892,480 shares of Common Stock.

(3) The "Grant Date Present Value" is a hypothetical value determined under the Black-Scholes Option Pricing Model. It is one of the methods permitted by the Securities and Exchange Commission for estimating the present value of options. The Company's stock options are not transferable, and the actual value of the stock options that an executive officer may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Black-Scholes Option Pricing Model is based on assumptions as to certain variables such as the volatility of the Company's stock price and prevailing interest rates, so there is no assurance that any individual will actually realize the option values presented in this table. The Company has based its assumption for stock price volatility on the variance of closing prices for the Company's stock for the five years prior to the grant date of the option award. In addition, the pricing model assumes (i) a risk-free rate of return equal to the rate of return for ten-year U.S. Government obligations on the grant date, (ii) no future dividend payments and (iii) that all options will be held for full ten-year terms.

(4) These options were granted on September 13, 1994 and vest ratably over a three-year period on the anniversary of the date of grant.

(5) The options were granted on April 13, 1994 pursuant to the Company's 1994 option replacement program and vest ratably over a four-year period on the anniversary of the date of grant.

Option Exercises and Holdings

     No stock options held by any director or officer of the Company were exercised during the 1994 fiscal year. The following table sets forth information as of December 31, 1994, regarding the number and value of options held by each of the executive officers of the Company named in the Summary Compensation Table. None of the named executive officers held any stock appreciation rights ("SARs") as of such date.

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                 ----------------------------------------------
                      AND FISCAL YEAR-END OPTION/SAR VALUES
                      -------------------------------------

                              Number of Securities Underlying            Value of Unexercised in-the-Money
                                Unexercised Options/SARs at             Options/SARs at Fiscal Year-End(1)
                                      Fiscal Year-End(#)                                ($)
                                ---------------------------            -----------------------------------

            Name              Exercisable       Unexercisable       Exercisable       Unexercisable
            ----              -----------       -------------       -----------       -------------
  Grover C. Wrenn                54,761             92,667              $ --               $ --

  Swep T. Davis                    --               67,000                --                 --

  Charles L. Defesche              --              134,010                --                 --

  Joseph H. Highland             39,650             20,444                --                 --

  Stephen L. Waechter             8,000             36,600                --                 --

- ---------------------

(1) Based on the closing price per share of the Company's Common Stock of $5.50 on the National Association of Securities Dealers Automated Quotation National Market System on December 31, 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 15, 1995 by (i) each person who was known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock then outstanding, (ii) each director of the Company and each of the executive officers of the Company named in the Summary Compensation Table, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the directors, executive officers and stockholders listed below, and the directors and executive officers as a group, have sole voting power and sole investment power with respect to the shares beneficially owned by them.


                                                                                   Common Stock of the Company,
                                                                                     par value $.01 per share
                                                                                 ---------------------------------
                                                     Amount and Nature of
 Name of Beneficial Owner                            Beneficial Ownership                  Percent of Class
 ------------------------                            --------------------                  ----------------
General American Investors Company, Inc.(1)               2,220,513                              7.9%
Merrill Lynch & Co., Inc.(2)                              2,347,100                              8.3
Pioneering Management Corporation(3)                      1,540,800                              5.5
State of Wisconsin Investment Board(4)                    2,800,000                              9.9
Richard J. Hawkins(5)                                     2,278,313                              8.1
Kenneth H. Harper(6)                                        529,220                              1.8
Stephen L. Waechter(7)                                       12,855                               *
Swep T. Davis(8)                                             21,250                               *
Charles L. Defesche(9)                                       26,052                               *
Steven A. Fleckman                                              ---                              ---
Frederick Frank                                                 ---                              ---
Joseph H. Highland(10)                                      606,944                              2.2
Frank E. Loy                                                  4,500                               *
Thomas J. Russell                                               ---                              ---
John H. Timoney(11)                                         198,223                               *
Grover C. Wrenn(12)                                         903,247                              3.2
All directors and executive officers as a group
 (13 persons)(13)                                         2,340,268                              8.1

- ----------------------------
*         Represents less than 1%.


(1) Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 10, 1995. Includes 809,032 shares over which General American Investors Company, Inc. shares voting and investment power with General American Advisers, Inc. The address of General American Investors Company, Inc. is 450 Lexington Avenue, New York, New York 10017.

(2) Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 9, 1995. Consists of shares over which Merrill Lynch & Co., Inc., Merrill Lynch Group, Inc. and Princeton Services, Inc. may be deemed to exercise shared voting and investment authority. Merrill Lynch & Co., Inc., Merrill Lynch Group, Inc. and Princeton Services, Inc. disclaim beneficial ownership of such shares.
     The address of Merrill Lynch & Co., Inc. and Merrill Lynch Group, Inc. is World Financial Center, North Tower, 250 Vesey Street, New York, New York 10281. The address of Princeton Services, Inc. is 800 Scudders Mill Road, Plainsboro, New Jersey 08536.

(3) Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on January 25, 1995. The address of Pioneering Management Corporation is 60 State Street, Boston, Massachusetts 02114.

(4) Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 13, 1995. The address of the State of Wisconsin Investment Board is P.O. Box 7842, Madison, Wisconsin 53707.

(5) Based on information contained in a Schedule 13D filed with the Securities and Exchange Commission on April 27, 1994. Mr. Hawkins' address is 324 Eanes School Road, Austin, Texas 78746. Includes 1,189,799 shares owned by Mr. Hawkins' wife, as to which Mr. Hawkins does not disclaim beneficial ownership.

(6) Includes 529,220 shares which may be acquired within the next 60 days pursuant to the exercise of options granted under the Company's Stock Incentive Program (1990).

(7) Includes 4,000 shares owned jointly by Mr. Waechter and his wife and 855 shares owned by the Applied Bioscience International Inc. U.S. Retirement Savings Plan, a 401(k) Plan, for the account of Mr. Waechter. Includes 8,000 shares which may be acquired within the next 60 days pursuant to the exercise of options granted under the Company's Stock Incentive Program
     (1990). Does not include 36,000 shares subject to options granted under the Company's Stock Incentive Program (1990) which are not currently exercisable and will not become exercisable within the next 60 days.

(8) Includes 4,000 shares owned by a partnership of which Mr. Davis is a general partner and 500 shares held by Mr. Davis' mother, as to which Mr. Davis does not disclaim beneficial ownership. Includes 16,750 shares which may be acquired within the next 60 days pursuant to the exercise of options granted under the Company's Stock Incentive Program (1990). Does not include 50,250 shares subject to options granted under the Company's Stock Incentive Program (1990) which are not currently exercisable and will not become exercisable within the next 60 days.

(9) Includes 25 shares which were transferred from the Pharmaco LSR International Inc. ESOP Program to the Applied Bioscience International Inc. U.S. Retirement Savings Plan, a 401(k) Plan, 25 shares owned by the Applied Bioscience International Inc. U.S. Retirement Savings Plan, a 401(k) Plan, for the account of Dr. Defesche and 26,002 shares which may be acquired within the next 60 days pursuant to the exercise of options granted under the Company's Stock Incentive Program (1990). Does not include 108,008 shares subject to options granted under the Company's Stock Incentive Program (1990) which are not currently exercisable and will not become exercisable within the next 60 days.

(10) Includes 97,500 shares held by the Highland-Mills Foundation, of which Dr. Highland is an officer and trustee, and 39,650 shares which may be acquired within the next 60 days pursuant to the exercise of options granted under the Company's Stock Incentive program (1990). Does not include 20,444 shares subject to options granted under the Company's Stock Incentive program (1990) which are not currently exercisable and will not become exercisable within the next 60 days.

(11) Includes 23,298 shares owned jointly by Mr. Timoney and his wife, as to which they share voting and investment power and 174,125 shares which may be acquired within the next 60 days pursuant to the exercise of options granted under the Company's Stock Incentive Program (1990). Does not include 45,296 shares issuable pursuant to a supplemental retirement arrangement maintained by the Company for Mr. Timoney and 14,667 shares subject to options granted under the Company's Stock Incentive Program
     (1990) which are not currently exercisable and will not become exercisable within the next 60 days.

(12) Includes 574,576 shares owned by the Grover C. Wrenn Revocable Trust, of which Mr. Wrenn is the sole trustee, beneficiary, and settlor; 2,870 shares owned by the Grover and Suzie Wrenn Foundation, of which Mr. Wrenn is an officer and director; 48,000 shares owned by the Wrenn Charitable Trust, of which Mr. Wrenn is a beneficiary; 22,374 shares owned by the Applied Bioscience International Inc. U.S. Retirement Savings Plan, a 401(k) Plan, for the account of Mr. Wrenn; 200,000 shares owned by Mr. Wrenn's wife; and 54,761 shares which may be acquired within the next 60 days pursuant to the exercise of options granted under the Company's Stock Incentive Program
     (1990). Does not include 92,667 shares subject to options granted under the Company's Stock Incentive Program (1990) which are not currently exercisable and will not become exercisable within the next 60 days.

(13) Includes 884,285 shares which may be acquired within the next 60 days pursuant to the exercise of options granted under the Company's Stock Incentive Program (1990). Does not include 336,592 shares subject to options granted under the Company's Stock Incentive Program (1990) which are not currently exercisable and will not become exercisable within the next 60 days.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  Financial Statements and Financial Statement Schedules

           1. The consolidated financial statements of the Company and its subsidiaries filed as part of this Report are listed in the attached Index to Financial Statements and Financial Statement Schedule.

           2. The Schedule to the consolidated financial statements of the Company and its subsidiaries filed as part of this Report is listed in the attached Index to Financial Statements and Financial Statement Schedule.

           3. The exhibits filed as part of this Report are listed in the Index to Exhibits immediately following the signature pages of this Report.

     (b)  Reports on Form 8-K.

     During the fourth quarter of 1994 the Company filed the following Reports on Form 8-K with the Commission:

     None

     (c)  Exhibits

     Exhibit No.
     ----------


     3.    Articles of Incorporation and By-Laws:

     3.1 Certificate of Incorporation of the Registrant (composite copy as amended to date), incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (Registration No. 33-47505).

     3.2 By-Laws of the Registrant, as amended to date, incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

     4. Instruments defining the rights of security holders, including indentures.

     4.1 Certificate of Incorporation of the Registrant (composite copy as amended to date), incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (Registration No. 33-47505).

     4.2 By-Laws of the Registrant, as amended to date, incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

     10.   Material Contracts:

     10.1 Applied Bioscience International Inc. Employee Stock Purchase Program (1988), incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

     10.2 Life Science Research Limited Retirement Benefits Scheme and Trust Deed, incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (No. 33-11953).

     10.3 Applied Bioscience International Inc. U.S. Pension Plan and form of Trust Agreement, incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

     10.4 Agreement dated December 1, 1987 between the Company and Kenneth H. Harper, incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

     10.5 Agreement dated December 1, 1987 between the Company and John H. Timoney, incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

     10.6 Registration Rights Agreement dated September 7, 1990 by and among Applied Bioscience International Inc. and Grover C. Wrenn, Joseph H. Highland, Robert M. Wenger, Robert H. Harris and Joseph V. Rodricks, incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

     10.7 Employment Agreement dated September 7, 1990 by and among ENVIRON International Corporation, Applied Bioscience International Inc. and Grover C. Wrenn, incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

     10.8 Employment Agreement dated September 7, 1990 by and among ENVIRON International Corporation, Applied Bioscience International Inc. and Joseph H. Highland, incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

     10.9 Employment Agreement dated September 7, 1990 by and among ENVIRON International Corporation, Applied Bioscience International Inc. and Joseph V. Rodricks, incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

     10.10 Employment Agreement dated September 7, 1990 by and among ENVIRON International Corporation, Applied Bioscience International Inc. and Robert M. Wenger, incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

     10.11 Employment Agreement dated September 7, 1990 by and among ENVIRON International Corporation, Applied Bioscience International Inc. and Robert H. Harris, incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

     10.12 Employment Agreement dated September 7, 1990 by and between Applied Bioscience International Inc. and Kenneth H. Harper, incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

     10.13 Employment Agreement dated September 7, 1990 by and between Applied Bioscience International Inc. and John H. Timoney, incorporated by reference to
Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

     10.14 Partial Waiver and Amendment to Severance Agreement dated September 7, 1990 by and between Applied Bioscience International Inc. and Kenneth H. Harper, incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

     10.15 Partial Waiver and Amendment to Severance Agreement dated
September 7, 1990 by and between Applied Bioscience International Inc. and John
H. Timoney, incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

     10.16 Applied Bioscience International Inc. Stock Incentive Program
(1990), incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

     10.17 Registration Rights Agreement dated February 28, 1992 by and among the Registrant and Richard J. Hawkins, Nona F. Niland, John V. Farinacci, Summit Ventures II, L.P. and Summit Ventures, L.P., incorporated by reference to
Exhibit 19.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1992.

     10.18 Partial Waiver to Severance Agreement dated February 28, 1992 by and between the Registrant and Kenneth H. Harper, incorporated by reference to
Exhibit 19.6 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1992.

     10.19 Partial Waiver to Severance Agreement dated February 28, 1992 by and between the Registrant and John H. Timoney, incorporated by reference to Exhibit
19.7 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1992.

     10.20 Amendments to Registration Rights Agreement dated February 28, 1992 by and among the Registrant and Grover C. Wrenn, Joseph H. Highland, Robert H. Harris, Joseph V. Rodricks and Robert M. Wenger, incorporated by reference to
Exhibit 19.10 to the registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1992.

     10.21 Corporate Advisory Service Agreement dated February 5, 1993 between Applied Bioscience International Inc. and Pharmaco LSR International Inc., incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

     10.22 Corporate Advisory Service Agreement dated February 5, 1993 between Applied Bioscience International Inc. and APBI Environmental Sciences Group, Inc., incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

     10.23 Letter Agreement dated April 30, 1993, between the Registrant and Dr. Kenneth H. Harper, incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1993.

     10.24 Letter Agreement dated April 30, 1993, between the Registrant and John H. Timoney, incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1993.

     10.25 Loan and Security Agreement dated as of May 24, 1994 among the Registrant, APBI Environmental Sciences Group, Inc., APBI Finance Corporation, APBI Investor Relations Inc., Pharmaco LSR International Inc., Pharmaco LSR Ltd. (collectively, the "Borrowers") and ABN AMRO Bank N.V., Core States Bank, N.A., United Jersey Bank/Central, N.A. (collectively, the "Banks"), with Core States Bank, N.A. as Agent, incorporated by reference to Exhibit 10.33 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994.

     10.26 Revolving Credit Notes dated May 24, 1994, incorporated by reference to Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994.

     10.27 Term Loan Notes dated May 24, 1994, incorporated by reference to
Exhibit 10.35 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994.

     10.28 First Amendment dated as of February 27, 1995, to the Loan and Security Agreement dated as of May 24, 1994, by and among the Borrowers, the Bank and the Agent.

     10.29 APBI Retirement Savings Plan, incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-8 (No. 33-56678).

     10.30 Separation Agreement by and between the Registrant and Swep T. Davis dated as of January 31, 1995.

     10.31 Employment Agreement by and between Pharmaco LSR International Inc. and Geoffrey K. Hogan dated as of January 6, 1995.

     10.32 Letter Agreement dated September 3, 1993, between the Registrant and Stephen L. Waechter.

     10.33 Letter Agreement dated September 14, 1993, between the Registrant and Stephen L. Waechter.

     11.   Statement re computation of per-share earnings.

     21.   Subsidiaries of the Registrant.

     23.   Consent of Arthur Andersen LLP.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  APPLIED BIOSCIENCE INTERNATIONAL INC.


Date:  May 5, 1995                By:  /s/ Stephen L. Waechter
                                       ------------------------------------
                                       Name:  Stephen L. Waechter
                                       Title: Senior Vice President, Chief
                                              Financial Officer and Treasurer
                                              (Principal Financial Officer)

                                    EXHIBIT INDEX

Exhibit                         Description                               Sequential
  No.                           -----------                               Page Number
  --                                                                      -----------
   3          Articles of Incorporation and By-Laws:

   3.1 Certificate of Incorporation of the Registrant (com-posite copy as amended to date), incorporated by reference to Exhibit 4.2 to the Registrant's Registra-tion Statement on Form S-3 (Registration No.
              33-47505)

   3.2 By-Laws of the Registrant, as amended to date, in-corporated by reference to Exhibit 3.2 to the Regis-trant's Annual Report on Form 10-K for the year ended December 31, 1993

   4 Instruments defining the rights of security holders, including indentures

   4.1 Certificate of Incorporation of the Registrant (com-posite copy as amended to date), incorporated by reference to Exhibit 4.2 to the Registrant's Registra-tion Statement on Form S-3 (Registration No.
              33-47505)

   4.2 By-Laws of the Registrant, as amended to date, in-corporated by reference to Exhibit 3.2 to the Regis-trant's Annual Report on Form 10-K for the year ended December 31, 1993

   10         Material Contracts:

   10.1       Applied Bioscience International Inc. Employee
              Stock Purchase Program (1988), incorporated by reference to Exhibit 10.1 to the Registrant's Annual
              Report on Form 10-K for the year ended December
              31, 1993.

   10.2       Life Science Research Limited Retirement Benefits
              Scheme and Trust Deed, incorporated by reference to Exhibit 10.2 to the Registrant's Registration
              Statement on Form S-1 (No. 33-11953)



Exhibit                         Description                               Sequential
  No.                           -----------                               Page Number
  --                                                                      -----------
   10.3       Applied Bioscience International Inc. U.S. Pension
              Plan and form of Trust Agreement, incorporated by
              reference to Exhibit 10.3 to the Registrant's Annual
              Report on Form 10-K for the year ended December
              31, 1993

   10.4       Agreement dated December 1, 1987 between the
              Company and Kenneth H. Harper, incorporated by reference to Exhibit 10.4 to the Registrant's Annual
              Report on Form 10-K for the year ended December
              31, 1993

   10.5       Agreement dated December 1, 1987 between the
              Company and John H. Timoney, incorporated by reference to Exhibit 10.6 to the Registrant's Annual
              Report on Form 10-K for the year ended December
              31, 1993

   10.6       Registration Rights Agreement dated September 7,
              1990 by and among Applied Bioscience Interna-tional Inc. and Grover C. Wrenn, Joseph H. High-land, Robert M. Wenger, Robert H. Harris and
              Joseph V. Rodricks, incorporated by reference to
              Exhibit 10.19 to the Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1990

   10.7 Employment Agreement dated September 7, 1990 by and among ENVIRON International Corpora-tion, Applied Bioscience International Inc. and
              Grover C. Wrenn, incorporated by reference to Ex-hibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990

   10.8 Employment Agreement dated September 7, 1990 by and among ENVIRON International Corpora-tion, Applied Bioscience International Inc. and Jo-seph H. Highland, incorporated by reference to
              Exhibit 10.22 to the Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1990


Exhibit                         Description                               Sequential
  No.                           -----------                               Page Number
  --                                                                      -----------
   10.9       Employment Agreement dated September 7, 1990
              by and among ENVIRON International Corpora-
              tion, Applied Bioscience International Inc. and Jo-
              seph V. Rodricks, incorporated by reference to
              Exhibit 10.23 to the Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1990

   10.10 Employment Agreement dated September 7, 1990 by and among ENVIRON International Corpora-tion, Applied Bioscience International Inc. and
              Robert M. Wenger, incorporated by reference to
              Exhibit 10.24 to the Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1990

   10.11 Employment Agreement dated September 7, 1990 by and among ENVIRON International Corpora-tion, Applied Bioscience International Inc. and
              Robert H. Harris, incorporated by reference to Ex-hibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990

   10.12 Employment Agreement dated September 7, 1990 by and between Applied Bioscience International
              Inc. and Kenneth H. Harper, incorporated by refer-ence to Exhibit 10.26 to the Registrant's Annual
              Report on Form 10-K for the year ended
              December 31, 1990

   10.13 Employment Agreement dated September 7, 1990 by and between Applied Bioscience International
              Inc. and John H. Timoney, incorporated by refer-ence to Exhibit 10.27 to the Registrant's Annual
              Report on Form 10-K for the year ended
              December 31, 1990

   10.14      Partial Waiver and Amendment to Severance
              Agreement dated September 7, 1990 by and be-tween Applied Bioscience International Inc. and
              Kenneth H. Harper, incorporated by reference to
              Exhibit 10.30 to the Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1990


Exhibit                         Description                               Sequential
  No.                           -----------                               Page Number
  --                                                                      -----------
   10.15      Partial Waiver and Amendment to Severance
              Agreement dated September 7, 1990 by and be-
              tween Applied Bioscience International Inc. and
              John H. Timoney, incorporated by reference to Ex-
              hibit 10.31 to the Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1990

   10.16 Applied Bioscience International Inc. Stock Incen-tive Program (1990), incorporated by reference to
              Exhibit 10.34 to the Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1990

   10.17      Registration Rights Agreement dated February 28,
              1992 by and among the Registrant and Richard J.
              Hawkins, Nona F. Niland, John V. Farinacci, Sum-mit Ventures II, L.P. and Summit Ventures, L.P., incorporated by reference to Exhibit 19.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1992

   10.18      Partial Waiver to Severance Agreement dated
              February 28, 1992 by and between the Registrant and Kenneth H. Harper, incorporated by reference to Exhibit 19.6 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1992

   10.19      Partial Waiver to Severance Agreement dated
              February 28, 1992 by and between the Registrant and John H. Timoney, incorporated by reference to
              Exhibit 19.7 to the Registrant's Quarterly Report on
              Form 10-Q for the period ended March 31, 1992

   10.20 Amendments to Registration Rights Agreement dated February 28, 1992 by and among the Regis-trant and Grover C. Wrenn, Joseph H. Highland,
              Robert H. Harris, Joseph V. Rodricks and Robert
              M. Wenger, incorporated by reference to Exhibit
              19.10 to the registrant's Quarterly Report on Form
              10-Q for the period ended March 31, 1992


Exhibit                         Description                               Sequential
  No.                           -----------                               Page Number
  --                                                                      -----------
   10.21      Corporate Advisory Service Agreement dated
              February 5, 1993 between Applied Bioscience In-
              ternational Inc. and Pharmaco LSR International
              Inc., incorporated by reference to Exhibit 10.38 to
              the Registrant's Annual Report on Form 10-K for
              the year ended December 31, 1992

   10.22      Corporate Advisory Service Agreement dated
              February 5, 1993 between Applied Bioscience In-ternational Inc. and APBI Environmental Sciences
              Group, Inc., incorporated by reference to Exhibit
              10.39 to the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1992

   10.23 Letter Agreement dated April 30, 1993, between the Registrant and Dr. Kenneth H. Harper, incorpo-rated by reference to Exhibit 10.44 to the Regis-trant's Quarterly Report on Form 10-Q for the period ended September 30, 1993

   10.24 Letter Agreement dated April 30, 1993, between the Registrant and John H. Timoney, incorporated by reference to Exhibit 10.45 to the Registrant's
              Quarterly Report on Form 10-Q for the period ended September 30, 1993

   10.25      Loan and Security Agreement dated as of May 24,
              1994 among the Registrant, APBI Environmental
              Sciences Group, Inc., APBI Finance Corporation,
              APBI Investor Relations Inc., Pharmaco LSR Inter-national Inc., Pharmaco LSR Ltd. (collectively, the
              "Borrowers") and ABN AMRO Bank N.V., Core
              States Bank, N.A., United Jersey Bank/Central,
              N.A. (collectively, the "Banks"), with Core States
              Bank, N.A. as Agent, incorporated by reference to
              Exhibit 10.33 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994

   10.26 Revolving Credit Notes dated May 24, 1994, incor-porated by reference to Exhibit 10.34 to the Regis-trant's Quarterly Report on Form 10-Q for the period ended June 30, 1994


Exhibit                        Description                               Sequential
  No.                          -----------                               Page Number
  --                                                                     -----------
   10.27      Term Loan Notes dated May 24, 1994, incorpo-
              rated by reference to Exhibit 10.35 to the Regis-
              trant's Quarterly Report on Form 10-Q for the
              period ended June 30, 1994

   * 10.28 First Amendment dated as of February 27, 1995, to the Loan and Security Agreement dated as of May
              24, 1994, by and among the Borrowers, the Bank and the Agent

   10.29 APBI Retirement Savings Plan, incorporated by reference to Exhibit 4 to the Registrant's Registra-tion Statement on Form S-8 (No. 33-56678)

   * 10.30    Separation Agreement by and between the Regis-
              trant and Swep T. Davis dated as of January 31,
              1995


   * 10.31    Employment Agreement by and between Pharmaco
              LSR International Inc. and Geoffrey K. Hogan dated as of January 6, 1995


    10.32 Letter Agreement dated September 3, 1993, be-tween the Registrant and Stephen L. Waechter

    10.33 Letter Agreement dated September 14, 1993, be-tween the Registrant and Stephen L. Waechter

     * 11     Statement re computation of per-share earnings

     * 21     Subsidiaries of the Registrant

     * 23     Consent of Arthur Andersen LLP







   *Previously filed
