Form 10-Q
period 1995-03-31
APPLIED BIOSCIENCE INTERNATIONAL INC
filed 1995-05-12
CIK 810723

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                   FORM 10-Q


Mark One

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1995

         or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________ to _____________


                         Commission File Number 0-15515
                                                -------

                      APPLIED BIOSCIENCE INTERNATIONAL INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                    22-2734293
- -------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)



      4350 N. Fairfax Drive
           Arlington, VA                          22203-1627
- ----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)


        Registrant's telephone number, including area code (703) 516-2490
                                                          ---------------


      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X                 No
                  ----------                ----------
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,175,048 shares of common stock, par value $.01 per share, as of May 1, 1995.

                       APPLIED BIOSCIENCE INTERNATIONAL INC.
                                AND SUBSIDIARIES


                                     INDEX





Part I.  FINANCIAL INFORMATION                                             Page

      Item 1.   Financial Statements.

                   Consolidated Statements of Operations for the
                        Three Months Ended March 31, 1995 and
                        March 31, 1994........................................3

                   Consolidated Balance Sheets at
                        March 31, 1995 and December 31, 1994..................4

                   Consolidated Statements of Cash Flows for the
                        Three Months Ended March 31, 1995 and
                        March 31, 1994........................................5

                   Notes to Consolidated Financial Statements.................6

      Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.........8


Part II.  OTHER INFORMATION

      Item 1.   Legal Proceedings ............................................10

      Item 2.   Changes in Securities.........................................10

      Item 3.   Defaults upon Senior Securities...............................10

      Item 4.   Submission of Matters to a Vote of Security Holders...........10

      Item 5.   Other Information.............................................10

      Item 6.   Exhibits and Reports on Form 8-K..............................10

                                 PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                     Applied Bioscience International Inc. and Subsidiaries

                              Consolidated Statements of Operations
                               (in thousands, except share data)

                                                                     Three months ended March 31,
                                                                       1995                 1994
                                                                   (unaudited)          (unaudited)
                                                                   -----------          -----------
  Pharmaco LSR revenues, net of subcontractor costs of
     $6,860 and $5,077, respectively                             $  33,354           $   29,712


  Environmental sciences revenues, net of subcontractor
     costs of $1,358 and $764, respectively                         12,419               10,483
                                                                ------------         ------------
                                                                    45,773               40,195
                                                                ------------         ------------
  Direct costs - Pharmaco LSR                                       24,049               21,767
  Direct costs - Environmental sciences                              8,689                6,681
  Selling, general and administrative expenses                      11,568               10,597
                                                                ------------         ------------
                                                                    44,306               39,045
                                                                ------------         ------------
  Operating income                                                   1,467                1,150
  Interest: (Expense)                                                 (829)                (587)
             Income                                                     71                  153
  Other income, net                                                     44                   96
                                                                ------------         ------------
  Income from continuing operations before provision for
    income taxes                                                       753                  812
  Provision for income taxes                                           317                  256
                                                                ------------         ------------
  Income from continuing operations                                    436                  556
                                                                ------------         ------------
  Discontinued operations:
    Operating losses from discontinued operations (net of
      income tax benefit of $47)                                         -                 (104)
                                                                ------------         ------------
  Net income                                                     $     436           $      452
                                                                ============         ============
  Weighted average number of common shares outstanding              28,430               28,386
                                                                ============         ============
  Earnings per common share:
     Income from continuing operations                           $    0.02           $     0.02
     Loss from discontinued operations                                0.00                 0.00
                                                                ------------         ------------
  Earnings per share                                             $    0.02           $     0.02
                                                                ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

                Applied Bioscience International Inc. and Subsidiaries

                             Consolidated Balance Sheets
                          (in thousands, except share data)

                                                                  March 31,          December 31,
                                     ASSETS                         1995                1994
                                                                 (unaudited)
                                                                ------------         ------------
CURRENT ASSETS
    Cash and cash equivalents                                    $   4,467              $  7,944
    Accounts receivable, net                                        61,091                63,585
    Supply inventories                                               1,142                 1,163
    Income tax receivable                                            2,586                 2,297
    Prepaid expenses and other current assets                        6,288                 6,077
                                                                ------------         ------------
                 Total current assets                               75,574                81,066
PROPERTY AND EQUIPMENT, at cost less accumulated
  depreciation and amortization                                     83,634                82,905
GOODWILL, less accumulated amortization                              5,593                 5,738
OTHER ASSETS                                                         9,036                 8,982
NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                    2,951                 2,989
                                                                ------------         ------------
                 Total assets                                    $ 176,788            $  181,680
                                                                ============         ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                         $   3,259              $  2,406
    Accounts payable                                                 4,472                 6,156
    Accrued liabilities                                             24,691                24,619
    Advance billings                                                29,243                23,649
    Net current liabilities of discontinued operations                 826                   553
                                                                ------------         ------------
                 Total current liabilities                          62,491                57,383
LONG-TERM DEBT                                                      32,145                42,884
DEFERRED INCOME TAXES                                               11,806                11,348
DEFERRED RENT                                                        1,281                 1,357
                                                                ------------         ------------
                 Total liabilities                                 107,723               112,972
                                                                ------------         ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 40,000,000 shares
       authorized, 29,520,000 shares issued and
       outstanding                                                     295                   295
    Paid-in capital                                                 68,826                68,826
    Retained earnings                                               12,498                12,062
    Treasury stock, at cost, 1,347,000 shares                       (9,355)               (9,355)
    Unrealized loss on investments                                    (778)                 (728)
    Cumulative translation adjustment                               (1,709)               (1,561)
    Deferred compensation                                             (712)                 (831)
                                                                ------------         ------------
                 Total stockholders' equity                         69,065                68,708
                                                                ------------         ------------
                 Total liabilities and stockholders' equity      $ 176,788            $  181,680
                                                                ============         ============


The accompanying notes are an integral part of these consolidated financial statements.

                 Applied Bioscience International Inc. and Subsidiaries

                          Consolidated Statements of Cash Flows
                                     (in thousands)
                                                                   Three months ended March 31,
                                                                     1995                1994
                                                                 (unaudited)          (unaudited)
                                                                ------------         ------------
Cash flows from operating activities:
    Net income                                                    $    436              $   452
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                2,950                1,677
        Deferred income taxes                                          135                  121
        Deferred rent benefit                                          (76)                 (76)
        Deferred compensation expense                                  119                  143
        Change in assets and liabilities:
             Decrease in accounts receivable, net                    2,723                3,601
             Increase in supply inventories, prepaid
                expenses and other current assets                     (123)                (490)
             Decrease in other assets                                  100                  280
             Change in assets and liabilities of
                discontinued operations, net                           311               (2,594)
             Decrease in accounts payable and accrued
               liabilities                                          (2,001)              (2,781)
             Increase in current income taxes                           88                  979
             Increase (decrease) in advance billings                 5,357               (3,133)
                                                                ------------         ------------
                 Net cash provided by (used in)
                   operating activities                             10,019               (1,821)
                                                                ------------         ------------
Cash flows from investing activities:
    Purchases of property and equipment                             (2,636)              (1,104)
                                                                ------------         ------------
Cash flows from financing activities:
    Short-term bank borrowings (repayments), net                         -                 (489)
    Repayment of long-term debt                                    (29,266)              (1,123)
    Other long-term borrowings                                      19,350                1,903
    Proceeds from issuance of common stock                               -                  214
                                                                ------------         ------------
                 Net cash (used in) provided by
                   financing activities                             (9,916)                 505
                                                                ------------         ------------
    Effect of exchange rate changes on cash                           (944)                 204
                                                                ------------         ------------
    Net decrease in cash and cash equivalents                       (3,477)              (2,216)
    Cash and cash equivalents, beginning of the
      period                                                         7,944               10,549
                                                                ------------         ------------
    Cash and cash equivalents, end of the period                  $  4,467             $  8,333
                                                                ============         ============

                 SUPPLEMENTAL INFORMATION

     Cash Paid:
     Interest expense, net of amount capitalized                  $    854              $   599
                                                                ============         ============
     Income Taxes                                                 $     17              $   130
                                                                ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

              Applied Bioscience International Inc. and Subsidiaries

                     Notes To Consolidated Financial Statements


1.             BASIS OF PRESENTATION
               ---------------------

              The financial statements as of March 31, 1995, and for the three months ended March 31, 1995, and 1994, are unaudited. In the opinion of management of Applied Bioscience International Inc. (the "Company"), the unaudited financial statements as of March 31, 1995, and for the three months ended March 31, 1995, and 1994, include all adjustments consisting of normal recurring accruals necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results expected for the full year.

              Certain amounts in the prior year have been reclassified to conform to current year presentation.

2.            SEGMENT RESULTS
              ---------------

              Results of the continuing operations by business segment are as follows (unaudited, dollars in thousands):

                                           Three months ended March 31,
                                         1995          1994       % Change
                                      ---------      ---------   ---------
NET REVENUES
     Pharmaco LSR                     $  33,354      $  29,712       12.3%
     APBI Environmental Sciences         12,419         10,483       18.5%
                                      ---------      ---------
Total                                 $  45,773      $  40,195       13.9%
                                      =========      =========
OPERATING INCOME
     Pharmaco LSR                     $  1,562       $   1,068       46.3%
     APBI Environmental Sciences         2,452           2,537       (3.4%)
     Corporate and other                (2,547)         (2,455)      (3.7%)
                                      ---------      ---------
Total                                 $  1,467       $   1,150       27.6%
                                      =========      =========

3.          DISCONTINUED OPERATIONS
            -----------------------

            As of December 31, 1993, APBI adopted a plan to divest ETC, its analytical laboratory division. In connection with the plan, APBI wrote down its investment in ETC to estimated net realizable value and provided for losses until its expected disposition. On August 3, 1994, the Company's subsidiary APBI Environmental Sciences Group, Inc. along with PACE, Inc. and Coast-to-Coast Analytical Services, Inc. each contributed to PACE Incorporated, a newly formed entity, substantially all of the assets used in their respective environmental laboratory businesses. This is the first step in the ultimate disposition of ETC. In the fourth quarter of 1994, the Company recorded additional writedowns to reduce the carrying value of the investment to the current net realizable value. In June 1994, the Company adopted a plan to sell, and completed the sale of, Paragon. The prior year consolidated statements of operations have been restated to reclassify ETC and Paragon as discontinued operations to conform to the current year presentation.

4.          FINANCING AGREEMENT
            -------------------

            On May 24, 1994 the Company completed a refinancing of its principal credit facility. The new three-year facility consists of a term loan of $25,000,000 and a secured revolving line of credit of $20,000,000. Approximately 84% or $21,111,000 of the term loan accrues interest at a fixed rate of 9.25% per annum and the remainder bears interest at the prime rate plus 1.5%. Repayment of principal is scheduled to begin on September 1, 1995 at $892,900 per quarter. The secured revolving line of credit accrues interest at the prime rate plus 1.5%. The proceeds from the loan were used to repay in full the Company's then existing bank facility and a portion of its other long-term debt and working capital debt. The unused portion will be used to provide working capital and for general corporate purposes.

5.          NEW ACCOUNTING PRONOUNCEMENT
            ----------------------------

            Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), issued in May 1993, changes the accounting treatment of certain equity investments. The Company implemented SFAS 115 during the first quarter of 1994 with respect to its investment in the common stock of EnSys. Under SFAS 115, the Company's investment in EnSys is classified as "available for sale" and is carried at its fair value of $2,918,000. Unrealized losses of $778,000 are reported as a separate component of stockholders' equity.

6.          EARNINGS PER COMMON SHARE
            -------------------------

            Earnings per common share were computed using the weighted average number of common stock and common stock equivalents outstanding during the year. Common equivalent shares are calculated using the treasury stock method and consist primarily of shares issuable upon exercise of stock options.

                Applied Bioscience International Inc. and Subsidiaries

Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS
- ---------------------
General
- -------
            Applied Bioscience International Inc. (the "Company") recorded net revenues for the quarter ended March 31, 1995 of $45,773,000, a 13.9% increase from the first quarter of 1994. Net revenues from Pharmaco LSR, the Company's life sciences business, were up 12.3% from the first quarter of 1994. Net revenues from APBI Environmental Sciences Group, the Company's environmental sciences business, were up 18.5% versus the comparable period last year.

            Net income from continuing operations for the first quarter of 1995 was $436,000, or $0.02 per share compared to $452,000, or $0.02 per share for the first quarter of 1994. The first quarter net income compares favorably to the net loss from continuing operations of $248,000, or $0.01 per share reported in the fourth quarter of 1994.

            The Company is continuing to evaluate the long-term strategic fit of its life sciences and environmental sciences businesses, as well as the individual business units within these groups. At this time, the Company is actively reviewing divestiture plans with respect to its Astrix division, which sells and licenses certain software products.

            After evaluating various strategic alternatives with respect to ENVIRON, the Company believes that retention of ENVIRON as one of the Company's core businesses is in the best interests of the Company's stockholders. In view of the role of ENVIRON senior management within this business, the Company has engaged an outside compensation consulting firm to advise the Company with respect to the development of an appropriate incentive compensation program for this business unit. Such an incentive program might be in addition to, or in lieu of, the Company's existing "Economic Value Added" compensation program but would include certain enhanced retention features and the possible negotiation of certain employment or retention agreements. The existing employment contracts with the four original ENVIRON founders who continue to be active within ENVIRON come up for renewal in September 1995.

Three Months Ended March 31, 1995 Versus Three Months Ended March 31, 1994
- --------------------------------------------------------------------------

            Net revenues from continuing operations increased $5,578,000 (13.9%) to $45,773,000 for the three months ended March 31, 1995, from $40,195,000 for the three months ended March 31, 1994. Of such increase, $3,642,000 (65.3%) was attributable to the Company's life sciences business, and $1,936,000 (34.7%) was attributable to the Company's environmental sciences business.

            The increase in net revenues of the life sciences business was principally due to the continued increase in demand for the Company's clinical development services. The clinical development services business in North America and Europe, which also includes the Company's biostatistical services in North America and Europe, reported a net revenue increase of $3,600,000 (33.3%) to $14,402,000 for the three months ended March 31, 1995, from $10,802,000 for the same period last year. Net revenues from the Company's clinics, labs, and toxicology business reported a slight increase of $42,000 (0.2%) to $18,952,000 for the quarter as compared to $18,910,000 for the comparable period last year. Net revenues in the clinics, labs, and toxicology business were impacted by several project delays and cancellations at the analytical laboratory in Richmond, Virginia and at the toxicology laboratory in Europe.

            The $1,936,000 increase in net revenues in the Company's environmental sciences business was generated by increased volume of consulting services provided by its ENVIRON division. ENVIRON's net revenues increased $2,166,000 (21.1%) to $12,411,000 in the first quarter of 1995 as compared to the first quarter of 1994. Offsetting ENVIRON's net revenue increase versus last year was $230,000 of miscellaneous net revenue reported in the first quarter last year without corresponding revenue in the first quarter of 1995.

            Direct costs increased in the first quarter by $4,290,000 (15.1%) over the first quarter last year. Of such increase, $2,282,000 was attributable to Pharmaco LSR and $2,008,000 was attributable to the Company's Environmental Sciences Group. The increase in the direct costs of Pharmaco LSR relates to the overall increase in business. The 10.5% increase in direct costs, primarily higher physician costs and depreciation expense at Pharmaco LSR, compares favorably to the net revenue increase of 12.3% previously mentioned.

Consequently, as a percentage of net revenue, direct costs of the life sciences group decreased to 72.1% in the first quarter of 1995 as compared to 73.3% during the first quarter last year. In the environmental sciences business, the percentage of direct costs to net revenues increased to 70.0% from 63.7%. The increase was attributable to start up of the new air sciences office in Novato, California, and increased payroll related taxes and benefits.

            Selling, general and administrative expenses increased $971,000 (9.2%) to $11,568,000 in the first quarter of 1995 compared to $10,597,000 for the same period last year. As a percentage of net revenues, selling, general and administrative expenses decreased to 25.3% in 1995 compared to 26.4% in 1994. The dollar increase was due in part to expenses related to the Company's investment in information technology. The investment, in the form of computer and systems personnel, higher depreciation and amortization of hardware and software as well as higher communications costs allow the Company to better manage data flow and collection to improve the overall speed and quality of service to our clients.

            Operating income increased $317,000 (27.6%) to $1,467,000 in the first three months of 1995 as compared to $1,150,000 for the first three months of 1994. As a percentage of net revenue, operating income increased to 3.2% in 1995 compared to 2.9% in 1994.

            Interest expense, net of interest income, increased to $758,000 in the first quarter of 1995 from $434,000 in the first quarter of 1994 due principally to an increase in the prime rate by approximately three hundred basis points.

Liquidity
- ---------

            During the three months ended March 31, 1995, the Company expended $2,636,000 for capital additions. Expenditures included $951,000 for expansion and improvement of offices and laboratory testing facilities and $1,685,000 for new laboratory, office, and computer equipment.

            On May 24, 1994, the Company completed a refinancing of its principal credit facility. The new three-year facility consists of a term loan of $25,000,000 and a secured revolving line of credit of $20,000,000. Approximately 84% or $21,111,000 of the term loan accrues interest at a fixed rate of 9.25% per annum and the remainder bears interest at the prime rate plus 1.5%. Repayment of principal is scheduled to begin on September 1, 1995 at $892,900 per quarter. The secured revolving line of credit accrues interest at the prime rate plus 1.5%. The rate is subject to reduction at March 31, 1995, and each quarter thereafter if certain covenants related to financial performance are met. The Company's financial performance in the first quarter did not result in an interest rate reduction. The proceeds from the loan were used to repay in full the Company's then existing bank facility and a portion of its other long-term debt and working capital debt. The unused portion will be used to provide working capital and for general corporate purposes. As of March 31, 1995, the Company has $4,467,000 cash and cash equivalents on hand and has $17,710,000 available under its lines of credit.

            The Company believes that cash flow generated by its own operating activities, together with its current borrowing capacity, is adequate to finance its world-wide operations and normal growth of its business. Further growth of the Company's business also may be funded through additional borrowings, the sale of non-strategic assets or through issuance of shares of common stock by the Company.

                              PART II. OTHER INFORMATION




ITEM 1. Legal Proceedings.
        ------------------

             None.

ITEM 2. Changes in Securities.
        ----------------------

             Not Applicable.

ITEM 3. Defaults upon Senior Securities.
        --------------------------------

             Not Applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.
        ----------------------------------------------------

             None.

ITEM 5. Other Information.
        ------------------

             None.

ITEM 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

             (a)  Exhibit 10.34 Interim Employment Agreement by and between
                    Pharmaco LSR International Inc. and Charles L. Defesche dated as of March 1, 1995
                  Exhibit 11.    Computation of Earnings Per Share
                  Exhibit 27.    Financial Data Schedule

             (b)  Reports on Form 8-K

                   None.

                                  SIGNATURES



            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        APPLIED BIOSCIENCE INTERNATIONAL INC.
                                        -------------------------------------
                                                     (Registrant)



                                        By /s/  Kenneth H. Harper
                                           ----------------------------------

                                                      President
                                              (Chief Executive Officer)


                                        By /s/ Jamie G. Donelan
                                           ----------------------------------

                                                     Controller
                                             (Chief Accounting Officer)


Date:  May 12, 1995

                                     INDEX TO EXHIBITS

                                                                   Sequential
Exhibit                                                                Page
Number                                                                Number
- -----                                                                 ------
10.34      Interim Employment Agreement by and between Pharmaco
               LSR International Inc. and Charles L. Defesche
               dated as of March 1, 1995                               13

11.        Computation of Earnings Per Share                           18

27.        Financial Data Schedule                                     19