Form 10-K/A
period 1994-12-31
APPLIED BIOSCIENCE INTERNATIONAL INC
filed 1995-07-28
CIK 810723

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     --------

                                   FORM 10-K/A

                                  AMENDMENT NO. 2

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


        For the fiscal year ended December 31, 1994.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from ________ to ________

                         Commission file number 0-15515


                     APPLIED BIOSCIENCE INTERNATIONAL INC.
                     ------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                            22-2734293
                --------                            ----------

     (State or other jurisdiction                 (I.R.S. employer
      of incorporation or organization)            identification no.)

          4350 North Fairfax Drive
          Arlington, Virginia                        22203-1627
          --------------------                       ----------
         (Address of principal                       (Zip code)
          executive offices)

Registrant's telephone number, including area code:  (703) 516-2490

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                    --------------------------------------
                              (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --   ----

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

         The Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K") of Applied Bioscience International Inc. (the "Company") is being amended and restated in response to the comments of the staff of the Division of Corporation Finance of the Securities and Exchange Commission regarding the Company's 1994 Form 10-K, which comments were set forth in a letter to Kenneth
H. Harper dated June 30, 1995.


                                     PART I

Item 1.   Business.

          Applied Bioscience International Inc. (the "Company") provides a broad range of research and consulting services in the life and environmental sciences. Services provided include biological safety testing of pharmaceuticals, biologicals and chemicals (including agrochemical products); clinical research and development of pharmaceutical products, biologicals and medical devices; biostatistical analysis; chemical risk assessment and risk management; and analytical laboratory services. Such services are provided under contract to clients in the pharmaceutical, general chemical, agrochemical, biotechnology and other industries throughout the world.

          The Company has grown through internal expansion and through acquisitions, including the acquisition of ENVIRON International Corporation ("ENVIRON") in 1990 and Pharmaco Dynamics Research, Inc. in 1992. The Company operates through two operating groups, the Life Sciences Group and the Environmental Sciences Group.

          The Company's Life Sciences Group provides life science-related services through Pharmaco LSR International Inc. and Pharmaco LSR Ltd., wholly owned subsidiaries of the Company, and through Pharmaco LSR Inc., a subsidiary of Pharmaco LSR International Inc., Pharmaco LSR S.A., Pharmaco LSR GmbH and Pharmaco U.K. Ltd. (collectively, "Pharmaco LSR"). Pharmaco LSR S.A. and Pharmaco LSR GmbH are subsidiaries of Pharmaco LSR Inc., and Pharmaco U.K. Ltd is a subsidiary of Pharmaco LSR Ltd.

          Pharmaco LSR provides, through its divisions and subsidiaries, contract biological safety ("toxicological") testing services on a worldwide basis through two laboratories, one located in the United Kingdom and the other in the United States. The toxicology divisions of Pharmaco LSR conduct studies designed to test pharmaceutical products, biologicals, chemical compounds and other substances in order to produce the data required to identify, quantify and evaluate the risks to humans and the environment resulting from the manufacture or the use of these substances. These divisions also perform analytical and metabolic chemistry services. Pharmaco LSR also performs clinical trials of new and existing pharmaceutical and biotechnology products and medical devices in humans. It is engaged in the clinical development process, including analytical chemistry, evaluation of clinical data, data processing, biostatistical analysis and the preparation of supporting documentation for compliance with regulatory requirements.

          The Company's Environmental Sciences Group provides environmental science-related services through APBI Environmental Sciences Group, Inc. ("APBI Environmental Sciences

Group"), a wholly owned subsidiary of the Company. Services are offered by APBI Environmental Sciences Group under the trade names ENVIRON and Astrix.

          The ENVIRON division of APBI Environmental Sciences Group is a multidisciplinary environmental and health sciences consulting firm that provides a broad range of services relating to the presence of hazardous substances in the environment, in consumer products and the workplace. Services provided by ENVIRON are concentrated in the assessment and management of chemical risk and are characterized by engagements supporting private sector clients with complex, potentially high liability concerns.

          In 1993, APBI Environmental Sciences Group formed a new division, Astrix Software Technology ("Astrix"). Astrix develops and markets data analysis software systems for use in analytical laboratory settings. Its primary product, Aquarius 2000TM, updates the AquariusTM software that was originally developed by Environmental Testing and Certification Corp. ("ETC") and is used in over 600 laboratories worldwide.

          The market for the Company's services has developed principally as a result of public concern over the safety of pharmaceutical, chemical and consumer products; the associated increase in litigation related to exposure to hazardous substances; legislation in the United States and abroad regulating the pre-market approval and post-market surveillance of such products and mandating the management, control and remediation of hazardous substances in the environment; and increased investment in research and development by pharmaceutical and biotechnology companies, including increased outsourcing of product development services.

          At the end of 1993, the Company adopted a plan to divest its environmental analytical laboratory division, ETC, and accordingly retained an investment banking firm to assist the Company in the ETC divestiture. Although it was the Company's desire to completely exit the environmental analytical laboratory business, it became apparent during 1994 that the Company would not be able to dispose of its interest in ETC on terms that it deemed attractive, in part because of the ongoing consolidation within the environmental analytical laboratory industry. Based on the Company's belief that a larger network of analytical laboratories could compete more effectively, and that a minority interest in a larger laboratory business might provide a better means to pursue divestiture opportunities, in August 1994, the ETC division of APBI Environmental Sciences Group, including substantially all of its assets, was consolidated with the business operations of PACE Inc., (an unrelated analytical laboratory), and Coast-to-Coast Analytical Services, Inc. (another unrelated analytical laboratory). The combined business operations are operated within PACE Incorporated, a newly formed entity. As a result of the combination, the Company through APBI Environmental Sciences Group, owns preferred and common stock of PACE Incorporated representing approximately 36% of the weighted average preferred and common stock outstanding. The Company's ownership has been expected to decline as PACE Incorporated continues to consider combinations with a number of potential acquisition candidates.

          At December 31, 1994, the Company's carrying value of this investment was approximately $2.3 million.

          In 1994, the Company also completed the sale of its agrochemical development division, Paragon Global Services ("Paragon"), a division of APBI Environmental Sciences Group.

          The Company was incorporated in September 1986 under the laws of the State of Delaware.

Services Offered

Life Sciences Group (Pharmaco LSR)
- ---------------------------------

          Pharmaco LSR focuses on the development of pharmaceutical, chemical, biotechnology and other products through biological safety testing and clinical testing of the effects of pharmaceutical products on human subjects, in combination with analytical and consulting services designed to facilitate timely progression of these products through the development pipeline and to secure marketing approval. During 1994, 73.8% of the Company's net revenues from continuing operations were generated by Pharmaco LSR.

Biological Safety Testing
- -------------------------

          Through laboratory facilities located at its toxicology services divisions in the United States and in the United Kingdom, the Company conducts contract biological safety ("toxicological") studies designed to produce the data required to identify, quantify and evaluate the risks to humans and the environment resulting from the manufacture or use of pharmaceutical, chemical, biotechnology and other products. In addition to its general toxicological studies, the Company performs studies designed to identify specific areas of adverse change, such as: carcinogenicity studies to evaluate the potential cancer-inducing hazards of test substances; reproductive studies to evaluate the effects of test substances on fertility, pregnancy and subsequent development of offspring; metabolic studies to track the absorption, distribution and metabolism of test substances; and inhalation studies to evaluate the effects of vapors, dusts and liquid aerosols. Tests range from single-exposure experiments to trials extending over two or more years. Clients use the test results and the Company's interpretive analyses thereof in connection with the continued development of products or compounds. Such results are submitted to domestic and foreign governmental agencies as part of their efforts to obtain marketing approval of the developed substances.


          While both the United States and United Kingdom laboratories offer a wide range of testing services, each has its own areas of special expertise. The United States inhalation toxicology unit conducts specialized procedures to evaluate the potential hazards of exposure to test substances absorbed through the respiratory tract. Management believes that this facility is among the most advanced of its kind in the world. The United Kingdom laboratory specializes in genetic toxicology testing, which involves a determination of whether a given substance causes genetic or chromosomal mutations, and also specializes in testing the effects of potential pollutants upon aquatic environments. In addition, both laboratories perform analytical and metabolic chemistry services not related to study-room biological safety testing. The Company's consulting services in the biological safety testing area are designed to assist clients in making efficient decisions as early as possible in the product development process concerning the identification of factors that may limit the ultimate success of the product.

          During 1994, the toxicological testing services divisions of Pharmaco LSR accounted for approximately 35.6% of the net revenues of the Company's Life Sciences Group, and approximately 26.3% of the net revenues from continuing operations of the Company.

Clinical Research and Development Services
- ------------------------------------------

          Through Pharmaco LSR's clinical services division, which operates in North America and Europe, the Company provides clinical research and development services to the pharmaceutical, biotechnology and consumer products industries. Pharmaco LSR's business centers primarily on the clinical testing and development of new and existing pharmaceutical products. In addition, it provides services encompassing most aspects of the clinical development process, including analytical chemistry, the evaluation of clinical data, data processing and biostatistical analysis, and the preparation of the documentation necessary to support regulatory submissions for marketing approval. The continuing growth of the pharmaceutical industry, in combination with the increased emphasis on cost-effectiveness, has encouraged the search for new products, resulting in increased spending on research and development, and increased outsourcing of clinical studies.

          Pharmaco LSR's core business is the design and management of pre-clinical and clinical research programs and trials, in particular for large pharmaceutical manufacturers. Clinical studies are often divided into the following phases.

          Phase I. Phase I studies, carried out in healthy human volunteers, are
          -------
frequently "first time in man" studies, which are conducted primarily to test for safety, rather than for efficacy, in treating a particular disease, and to determine the absorption, distribution, metabolism and excretion of a particular product in humans. During Phase I development, single and multiple dose tolerance tests are conducted, which serve to establish safe dosage ranges. The clinical division of Pharmaco LSR operates one of the largest Phase I facilities in the United States, with approximately 200 beds.

          Phase II. If a drug is established as safe for further testing in
          --------
humans as a result of Phase I trials in healthy volunteers, it may proceed to Phase II. During Phase II, drugs are administered to a limited number of patients with a targeted disease primarily to investigate therapeutic efficacy. These trials may include dose ranging studies to establish optimal dosages and are usually tested against a placebo or a currently marketed drug.

          Phase III. If the drug has proved efficacious and safe in Phase II
          ---------
studies, Phase III studies may be commenced. During Phase III, the drug is tested in a large number of patients with the targeted symptoms or disease. Phase III studies establish more clearly the drug's efficacy and safety, and may also include drug interaction testing with other medications likely to be administered to patients with that disease. Clinical data are generally submitted to the U.S. Food and Drug Administration (the "FDA"), and/or the equivalent regulatory bodies in Europe and elsewhere, at the end of Phase III for the purpose of registering the drug in the United States or other jurisdiction.

          The clinical services division of Pharmaco LSR typically monitors from one to as many as hundreds of investigative sites during the course of Phase III trials. Phase I, II and III trials are generally of three types: (i) open label trials, in which both the patient and the investigating physician know which drug is being administered, (ii) single blind trials, in which the patient does not know which drug (or placebo) is being administered and (iii) double blind trials, in which neither the patient nor the investigator knows which drug (or placebo) is being administered. Phase III trials that occur before regulatory submissions are made are sometimes referred to as Phase IIIa trials.

          Phases IIIb and IV. Once a drug is close to being or has been approved
          ----------- --- --
for general distribution, it continues to be evaluated through pre- and post-market surveillance studies. These studies may involve the accumulation of data from several thousand users of the drug to monitor adverse reactions and further to confirm the drug's safety. The Phase IIIb (trials that occur after regulatory submissions are made) and IV studies may require less frequent clinical monitoring and oversight than Phase I, II and IIIa studies.

          Phase V. Phase V studies are conducted after approval for general
          -------
distribution and are designed to generate data to support additional clinical indications. The methodology used for these studies is similar to that of Phase III trials.

          Biostatistical Analysis. Pharmaco LSR provides biostatistical support
          -------------- --------
consisting primarily of data analysis and statistical reporting of data collected from in-house studies, as well as studies conducted by Pharmaco LSR's clients. The Company's biostatistical professionals; which include statisticians, programmers, data analysts and computer specialists; utilize state of the art equipment to prepare comprehensive summary documents of clinical trial results for its clients. The statistical analysis of data collected during the trials, together with other clinical data, are a major component of the final report generated for inclusion in a regulatory document.

          Other Services. The clinical services division also performs services
          --------------
that are complementary to its clinical testing business, including analytical laboratory services (provided by its laboratory located in Richmond, Virginia), clinical development consulting, planning and protocol design and regulatory consulting and liaison services.

          The clinical services division of Pharmaco LSR generated approximately 64.4% of the net revenues of the Life Sciences Group, and 47.5% of the Company's net revenues from continuing operations in 1994.

Environmental Sciences Group (APBI Environmental Sciences Group)
- ----------------------------------------------------------------

          APBI Environmental Sciences Group currently provides health and environmental sciences and engineering consulting services through its ENVIRON division and software products through its Astrix division. During 1994, the continuing operations of the environmental sciences group generated 26.2% of the Company's net revenues from continuing operations.

ENVIRON
- -------

          The ENVIRON division of APBI Environmental Sciences Group is a leading provider of multidisciplinary consulting services in the chemical risk assessment and risk management field. ENVIRON provides services primarily to private sector clients facing potentially high liability as a result of the presence of hazardous substances in the environment, consumer products, and the workplace. ENVIRON's engagements typically involve creative, multidisciplinary solutions to complex problems. ENVIRON is headquartered in Arlington, Virginia, and has offices in Princeton, New Jersey; Emeryville, Novato and Irvine, California; and Houston, Texas.

          ENVIRON provides services primarily in two areas: (1) health sciences and (2) environmental sciences and engineering. ENVIRON's health sciences staff includes professionals trained in toxicology, epidemiology, chemistry, biochemistry, microbiology, industrial hygiene and risk assessment and allied fields. Its environmental sciences and engineering staff includes professionals trained in hydrogeology, geology, environmental chemistry, environmental, chemical, and civil engineering and ecotoxicology, ecology and natural resources. Approximately 50% of ENVIRON's professional staff have advanced degrees at the master's level or above. Of those with advanced degrees, approximately 29% have attained their Ph.D.

          In 1994, ENVIRON generated approximately 98.1% of the net revenues from continuing operations of the environmental sciences group, and approximately 25.7% of the net revenues from continuing operations of the Company. ENVIRON offers services principally in the following areas.

          Chemical Risk Assessment and Risk Management. A substantial portion of
          --------------------------------------------
the consulting services provided by the Company through its ENVIRON division relate to chemical risk assessment and risk management. ENVIRON assesses the potential risk of injury to human health and the environment associated with industrial chemicals during all stages of the manufacturing process and disposal. ENVIRON also assists clients in determining exposures and the potential health impact of chemicals present in food, consumer products, pharmaceuticals, medical devices, and the workplace.

          The chemical risk assessment services provided by ENVIRON typically involve two components. ENVIRON analyzes toxicological and biological data to assess the inherent hazard or toxicological properties of industrial chemicals and other substances. In addition, ENVIRON assesses the physical-chemical properties of industrial chemicals and other substances in the media in which they are found, to evaluate the fate and transport of such substances in the environment, and the potential for exposure. The assessments performed by ENVIRON are generally used to evaluate the potential for public health risk and ecological damage. ENVIRON also assists clients in developing workplace standards for industrial chemicals and prepares assessments of risks resulting from occupational exposure. In addition, ENVIRON conducts audits to determine compliance with specific laws regulating chemical releases into air, water, and other environmental media, and to obtain permits for manufacturing or processing facilities.

          ENVIRON provides such services in a variety of project areas, including complex hazardous waste sites, current and former industrial manufacturing facilities, leaking underground storage tanks, municipal and hazardous waste disposal facilities, incinerators, abandoned mine sites, pesticide-contaminated agricultural land, and large-scale spills and releases. In performing assessments, ENVIRON also analyzes the potential for exposure at the project site and the surrounding environment.

          Environmental Liability Assessments. ENVIRON performs environmental
          -----------------------------------
facility assessments of industrial properties, commercial and residential developments, undeveloped parcels of land and hazardous waste sites to identify practices that could result in significant exposure or liability. These assessments are performed in connection with mergers, acquisitions and real estate transactions by prospective purchasers, sellers and lending institutions to provide an independent assessment of potential environmental liabilities. ENVIRON's services in this area also include environmental audits to determine compliance with current and anticipated federal, state and local regulations, and to estimate the present value of environmental liabilities. Such assessments have been performed across a broad range of industries, including iron and steel, pulp and paper, mining, oil and gas, textiles, lumber and wood, plastics, leather and electronics.

          Site Investigation and Remediation. ENVIRON assists clients to
          ----------------------------------
determine the nature and extent of contamination at industrial and hazardous waste sites, through the collection and analysis of soil, water and sediment samples. ENVIRON's services in this area also include the evaluation and analysis of the cost effectiveness of various alternative remediation strategies designed to protect human health and the environment. ENVIRON also designs the selected remedial strategy, hires subcontractors as appropriate and provides oversight of the implementation of the strategy. Such services are often provided in connection with the negotiation and resolution of disputes that relate to the apportionment of liability arising under various federal, state, and local statutes, or private contracts.

          Litigation Support. ENVIRON provides expert technical assistance and
          ------------------
strategic support to clients who are or who anticipate becoming involved in litigation relating to environmental, occupational and product safety issues. ENVIRON's litigation support services cut across substantially all of its practice areas. Services provided in this area include reviewing environmental data and waste handling records; allocating liability among multiple site owners; developing information on state-of-the-art waste disposal practices; determining the timing of contaminant release events; evaluating sampling programs and remedial measures developed for contaminated sites; reviewing toxicological and epidemiological data associated with the use of consumer products; and establishing relationships between exposure and disease or injury. In addition, ENVIRON's senior staff members have extensive experience providing expert testimony in the areas of toxicology, risk assessment and contaminant releases.

          Product Safety Regulation. ENVIRON provides strategic scientific
          -------------------------
support and regulatory affairs guidance in the pre-market approval process for and subsequent use of various products, including drugs and pharmaceuticals, medical devices, food additives, consumer products, agricultural chemicals and biotechnology products.

          Air Quality. ENVIRON offers a full spectrum of air quality services
          -----------
including: air emissions and dispersion modeling from industrial facilities and hazardous waste sites, including siting studies and air toxics impact evaluations; air pollution compliance assistance, including compliance auditing, regulatory analysis, and obtaining local and state permits, as well as federal Title V operating permits; ambient and indoor monitoring program design and implementation; emergency release modeling and off-site consequence analysis; analysis of the potential regional air quality impacts of alternative control strategies, including advanced vehicles, alternative and reformulated fuels and other mobile and stationary source control measures; and leak detection and repair services, including monitoring equipment recommendations, software/data base management system design, program management consulting and field services.

          Other Services. ENVIRON also provides a variety of other services that
          --------------
complement its primary service areas. Such services include facility siting and permitting; water quality assessments; waste management; emergency planning; and evaluation of environmental management systems. Such other services have historically represented a relatively small percentage of the net revenues of ENVIRON. However, the Company believes that it will have opportunities to expand its business in these areas in the future.

Investment in EnSys Environmental Products Inc.
- ----------------------------------------------

          In December 1992, the Company purchased, through its wholly owned subsidiary, APBI Environmental Sciences Group, 1,824 shares of Series D Convertible Preferred Stock (the "Series D Stock") of EnSys Environmental Products Inc. ("EnSys"), and a related warrant (the "Warrant") to purchase 1,500 shares of Series E Convertible Preferred Stock (the "Series E Stock") of EnSys. EnSys completed an initial public offering of its common stock in October 1993. In connection with the public offering, the 1,824 shares of EnSys Series D Stock owned by the Company were converted into 729,600 shares of EnSys common stock. In addition, the Company exchanged its Warrant to acquire EnSys Series E Stock for a Warrant to acquire up to 400,000 shares of EnSys common stock and received an additional Warrant to acquire up to 466,667 additional shares of EnSys common stock. Each of the common stock shares included in the Warrants has a purchase price of $7.50 per share and is exercisable for a period of three years from October 27, 1993. The Company owns approximately 12% of the EnSys common stock excluding warrants and approximately 24% if both common stock and warrants are considered.

          EnSys develops proprietary biotechnology-based analytical systems for on-site detection of hazardous chemicals in soil, water and other environmental samples. The EnSys methodology provides for prompt, low-cost screening of environmental samples at the field sampling site or in a laboratory setting.

Regulatory Market Forces

          The market for the Company's services has developed principally as a result of public concern over the human health and environmental impact of pharmaceutical, chemical and consumer products; the associated increase in litigation related to exposure to hazardous substances; legislation in the United States and abroad regulating the pre-market approval and post-market surveillance of such products and mandating the management, control and remediation of hazardous substances in the environment; and increased investment in research and development by pharmaceutical and biotechnology companies, including increased outsourcing of clinical studies.

          Many countries have enacted laws and regulations that require toxicological and other safety testing of various substances to obtain governmental approval to market them. The most significant of these laws and regulations concern the safety of pharmaceutical products. The results of toxicological and, ultimately, clinical tests conducted upon pharmaceutical products must be submitted to appropriate government agencies, such as the FDA in the United States, the European Committee for Proprietary Medicinal Products ("CPMP") and national regulatory agencies in Europe, and the Ministry of Health and Welfare in Japan, as part of the relevant pre-market approval process in individual countries.

          Manufacturers of industrial chemicals and agrochemicals also must comply with toxicological testing requirements in connection with the pre-market approval process. In recent years, heightened concern over the presence of potentially toxic substances in the environment has focused attention on the need to evaluate the effects of existing and new chemical substances. As a result, regulations have been enacted in many jurisdictions expanding the regulatory process for industrial chemical and agrochemical products, including the Toxic Substances Control Act (TSCA) and the Federal Insecticide, Fungicide & Rodenticide Act in the United States (FIFRA), and the Council Directive 91/414/EEC in Europe.

          The management and remediation of hazardous substances in the environment are also subject to extensive federal legislation in the United States, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA, commonly known as the "Superfund" legislation) and the Superfund Amendment and Reauthorization Act of 1986 (SARA), which address problems involving the remediation of past waste disposal practices; the Resource Conservation and Recovery Act of 1976 (RCRA) and the Hazardous Solid Waste Amendments of 1984, which regulate the management of newly created wastes; the Safe Drinking Water Act of 1974; the Clean Water Act; the Occupational Safety and Health Act; and the 1990 Clean Air Act Amendments. In addition, state authorities have enacted significant environmental legislation, including California's Safe Drinking Water and Toxic Enforcement Act of 1986, and New Jersey's Industrial Site Recovery Act (ISRA, formerly ECRA).

Clients

The Company
- -----------

          During the past fiscal year, the Company provided services to over 1,100 clients, including some of the largest American, European and Japanese pharmaceutical and industrial chemical companies. During each of the past three years, no single client has contributed more than 10% of the Company's net revenues. In 1994, the Company's ten largest clients accounted for approximately 33% of the Company's net revenues from continuing operations.

          In 1994, 28% of the Company's net revenues from continuing operations were derived from clients outside the United States, in particular from Europe and Japan, and related principally to biological safety testing. A majority of the net revenues of Pharmaco LSR's clinical services operations, and virtually all of the net revenues of ENVIRON, currently are generated by clients in the United States.

Life Sciences Group (Pharmco LSR)
- ---------------------------------

          The principal markets for the toxicological testing services provided by the Company include the pharmaceutical, agrochemical, and industrial chemical industries, biotechnology companies, and, to a lesser extent, certain other industries, such as those producing food additives, personal and healthcare products, and veterinary supplies. Clinical research and development services are provided principally to the pharmaceutical and biotechnology industries.

Environmental Sciences Group (APBI Environmental Sciences Group)
- ----------------------------------------------------------------

          ENVIRON provides chemical risk assessment and risk management services to a wide variety of industrial companies. A significant portion of these engagements is initiated by lawyers whose clients are engaged in merger, acquisition or real estate transactions, or who become involved or anticipate becoming involved in litigation. ENVIRON also provides services to investment banks, lenders, insurance firms, trade associations, and, to a lesser extent, state and local government agencies.

          The table below sets forth the geographic sources of the Company's consolidated net revenues from continuing operations for the past three fiscal years:

                               Percentage of Net Revenues
                               --------------------------


                                  1994     1993     1992
                                  ----     ----     ----

United States .................... 72%      72%     70%

Europe ........................... 22       21      21

Japan ............................  6        7       9
                                  ----     ----    ----
                                  100%     100%    100%
                                  ====     ====    ====




Marketing

          A substantial portion of the Company's new business is derived from current or former clients and referrals by such clients. Marketing activities by Pharmaco LSR's operating divisions are conducted primarily by personnel based at their respective facilities in the United States and Europe. ENVIRON conducts separate marketing activities at each of its six offices, and believes that its regional presence enables its professionals to gain a greater knowledge of regional environmental issues, a better understanding of regional laws and regulations, and a more constructive working relationship with regional governmental agency personnel. Because of the technical nature of the Company's business, most marketing activities at each of the Company's operating divisions are conducted by technical and scientific personnel, with initial contacts frequently followed up by personal visits to clients' offices.

          The Company sponsors and encourages the participation by its personnel in a variety of scientific endeavors, including the presentation of papers by its professional staff at meetings of professional societies and major conferences and the publication of scientific articles in respected journals. The Company believes such activities enhance its reputation for professional excellence. The Company also sponsors exhibits at scientific conferences.

          In Japan, the Company is represented by the Chugai Boyeki Trading Company located in Tokyo with a liaison office in Osaka.

Backlog

          Pharmaco LSR maintains an order backlog for biological safety testing services, clinical research studies and analytical laboratory services. Such services are generally performed on a project-by-project basis in accordance with defined protocols established pursuant to written agreements entered into with clients. Due to the technical nature of the services provided by Pharmaco LSR, the negotiation and execution of a written agreement for a particular project may extend over a period of months. Accordingly, Pharmaco LSR frequently initiates work on a particular project after it has entered into a letter of intent with the client relating to the project, but prior to the negotiation and execution of a written agreement. Pharmaco LSR's order backlog, as described herein, excludes backlog under signed letters of intent, and also excludes the portion of order backlog that represents costs paid to subcontractors. The order backlog of Pharmaco LSR for the services described above under written agreements, excluding signed letters of intent and net of subcontractor costs, was $81.4 million at December 31, 1994, compared to $78.2 million at December 31, 1993. During 1994, an increase in the value of the pound sterling, in which currency the contracts of Pharmaco LSR's United Kingdom subsidiaries are denominated, increased the value of Pharmaco LSR's order backlog as of December 31, 1994 by $1.2 million (as expressed in dollars). The pre-clinical toxicology businesses increasingly include services, such as analytical chemistry and quality assurance which are billed on a time and expenses basis and acute toxicology which is short term in duration and, therefore, these services are not represented by an order backlog.

          The APBI Environmental Sciences Group's net revenues, including all net revenues of ENVIRON, are not represented by an order backlog, as the APBI Environmental Sciences Group engagements are generally of an indefinite duration in which services are performed on a time and expenses basis, and clients are billed at fixed hourly rates for each staff member involved in an assignment, rather than on a project basis.

          Computations of order backlog can be affected by a number of factors. Clients have the right to terminate studies after initiation, and premature terminations (generally as a result of unexpected test results) can result in unplanned periods of excess capacity. The Company's written agreements generally require clients to make all scheduled payments through the termination date and to pay certain extra costs incurred in connection with the early termination thereof. In addition, such agreements may also require the payment of a separate early-termination fee.

Competition

          The Company's general strategy is to differentiate itself from competition by providing the broadest range of services with the highest degree of scientific and technical expertise. Each of the Company's subsidiaries and operating divisions, however, competes on the basis of the particular services it provides.

          The pre-clinical divisions of Pharmaco LSR compete with other toxicological testing facilities principally on the basis of reputation, experience and qualifications of professional staff, record for quality of services, timeliness in providing test results to clients, accuracy of test results and price. Competitors of Pharmaco LSR include other major independent laboratories, including those of Huntingdon International Holdings PLC, Hazleton Laboratories Corporation, a subsidiary of Corning Incorporated ("Hazleton"), and International Research and Development Corporation. In addition, many large pharmaceutical and chemical companies maintain in-house testing facilities that perform a substantial percentage of their testing services. Nevertheless, even companies with in-house testing facilities typically refer a portion of their testing studies to outside laboratories to assure independence and acceptability of test results to regulatory authorities, to achieve expeditious completion of a given project, to take advantage of the special expertise offered by a particular independent laboratory, or because their internal testing facilities are fully employed.

          Pharmaco LSR's clinical services division competes principally against other independent contract research organizations and analytical laboratories. In Phase I research, Pharmaco LSR typically competes against a few well-established companies, such as Hazleton, Harris Laboratories and Phoenix International, as well as major pharmaceutical companies that maintain in-house clinical testing facilities. Competitive factors in Phase I research include the quality of the contract research organization's facility, ability to recruit subjects on a timely basis, reliability of clinical procedures and timeliness and accuracy of final report production. In Phase II and Phase III clinical development trials, Pharmaco LSR competes against a number of substantial clinical research organizations, including G.H. Besselaar and Associates, a subsidiary of Corning Incorporated, Quintiles Transnational Corp. and ClinTrials Research Inc. Competitive factors in Phase II and III development trials include medical and scientific expertise in applicable therapeutic areas, the ability to recruit principal investigators, and the ability to organize and manage studies on a global basis so as to meet scheduled enrollment requirements. The ability to provide biostatistical, regulatory and other peripheral services, such as the analytical laboratory services provided by Pharmaco LSR's laboratory located in Richmond, Virginia, also enhances a contract research organization's ability to attract Phase II and III development trials.

          APBI Environmental Sciences Group faces substantial competition in each market in which it operates. Its divisions rely, in part, on their reputations to differentiate themselves from competitors.

          ENVIRON competes with many firms, ranging from small, local firms to large, national firms. In addition, because of the increased demand for environmental consulting services and relatively low barriers to entry in this field, many new competitors have entered the market since ENVIRON commenced operations in 1982. ENVIRON competes principally on the basis of reputation, scientific and technical expertise, experience and qualifications of professional staff, quality of services, ability to handle complex problems, and its risk assessment orientation. A large percentage of ENVIRON's business is generated by existing or former clients. ENVIRON believes that pricing is generally not the primary factor in attracting the types of engagements on which it focuses, which typically involve creative, multidisciplinary solutions and significant value-added services.

Government Regulations

          The toxicological testing services performed by Pharmaco LSR are subject to various regulatory requirements designed to assure the quality and integrity of the testing process. The industry standard for conducting toxicological testing is embodied in regulations called "Good Laboratory Practice" ("GLP"). GLP has been adopted by the EPA and the FDA in the United States, by the Department of Health in the United Kingdom and by similar regulatory authorities in other parts of the world. GLP stipulates requirements for facilities, equipment and professional staff. The regulations mandate standardized procedures for controlling studies, for recording and reporting data and for retaining appropriate records. To help assure compliance, the Company has established quality assurance units at each of its laboratory facilities. These units, which operate as separate departments, monitor ongoing compliance with GLP regulations by auditing test data and conducting regular inspections of testing procedures. In addition, the use of animals by the pre-clinical division for toxicity testing is regulated in both the United States and the United Kingdom.

          The industry standard for the conduct of clinical research and development studies, such as those conducted by Pharmaco LSR, is embodied in guidelines called "Good Clinical Practice" ("GCP"). Although GCP has not been formally adopted as regulations by the FDA or, with certain exceptions, by similar regulatory authorities in other parts of the world, as a matter of practice, the FDA and many other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GCP. Certain provisions of GCP have been included in regulations adopted by the FDA. Several countries within the European community have now adopted GCP as part of their regulations. GCP stipulates procedures designed to ensure the quality and integrity of data obtained from clinical testing and to protect the rights and safety of clinical subjects.

          The consulting services provided by ENVIRON are not significantly regulated by any governmental authority at this time.

Potential Liability and Insurance

          The Company's services involve significant risk of liability for negligence and professional malpractice. The Company's business could be adversely affected if it were required to pay material damages, or to incur significant defense costs, in connection with a lawsuit for which it did not have adequate insurance coverage and for which it was not adequately indemnified by the client for whom it performed services. In particular, the Company's clinical research operations and its environmental risk management services each involve engagements with significant risks of liability for personal injury, environmental and property damage, and economic loss.

          The Company currently maintains liability insurance on a "claims made" basis for professional acts, errors and omissions in the amount of $10,000,000 with a $2,500,000 self-insured retention. Pharmaco LSR's clinical operations, which were not previously insured, have now obtained coverage from November 1992. Newly acquired companies will be covered from the date of their acquisition. Coverage for Pharmaco LSR's pre-clinical laboratories and ENVIRON extend back to the same periods as in their respective previous policies.

Employees

          As of December 31, 1994, the Company had over 1,950 full-time equivalent employees, of whom approximately 300 had advanced degrees. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

Foreign and Domestic Operations

          Set forth in footnote 17 to the Company's consolidated financial statements for each of 1994, 1993 and 1992 are the Company's revenues, operating profit or loss and assets attributable to each geographic area in which the Company operates.

Item 2. Properties.

         The United Kingdom and United States biological safety testing laboratories own extensive facilities in Suffolk, England and East Millstone, New Jersey, respectively. These facilities include animal accommodations and laboratories with state-of-the-art analytical equipment and security systems. Pharmaco LSR owns 8 buildings in Austin, Texas, providing approximately 200,000 square feet of clinic and office space. Each of the Company's owned properties is mortgaged and held as collateral for the Company's long-term debt described in footnote 9 to the Company's consolidated financial statements.

                                                    Square Feet of
                                  Acres of Land     Building Space
                                  ---------------   ---------------

Pharmaco LSR:
- ------------

Eye, Suffolk, England ..............       30               287000

Cramlington, England ...............        3                16300

East Millstone, New Jersey .........       50               189000

Austin, Texas ......................        3                80000

Austin, Texas ......................        3                42000

Austin, Texas ......................        2                22700

Austin, Texas (1)(2) ...............        3                36000

Austin, Texas ......................        2                22600



APBI Environmental Sciences Group:
- ---------------------------------
Houston, Texas .....................        2                36000


- ------------------------
(1)     Currently partially leased to outside tenants.

(2) Currently subject to agreement to sell by Pharmaco LSR with closing under sales contract scheduled for May, 1995.

The Company leases major facilities at the following locations:

                                            Square Feet of
          Location                          Building Space
          ---------                         ---------------



Pharmaco LSR
- ------------

  Richmond, Virginia ......................       50,100

  Chelmsford and Cambridge, England .......        8,300

  Brussels, Belgium .......................        6,100

  Paris, France ...........................       11,900

  Karlsruhe, Germany ......................        5,500

  Columbia, Maryland ......................        6,400


ENVIRON
- -------

  Arlington, Virginia (1) .................       43,800

  Princeton, New Jersey ...................       53,800

  Emeryville, California ..................       24,300

  Irvine, California ......................       15,300

  Novato, California ......................        7,400

  Houston, Texas ..........................        6,600

- -------------------------

(1) ENVIRON has an option to lease additional space in this building in 1998. Prior to 1989, ENVIRON's principal executive offices were located in a building in Washington, D.C., subject to a lease expiring in February 1995. The Company believes that both its owned and leased facilities have adequate capacity to handle significant additional business growth.

          The Company believes that both its owned and leased facilities have adequate capacity to handle significant additional business growth.

Item 3.   Legal Proceedings.

          In the normal course of business, the Company is a party to various claims and legal proceedings. Although the ultimate outcome of these matters is presently not determined, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company's financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

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





                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters.

          The common stock of the Company, par value $.01 per share (the "Common Stock"), is traded in the over-the-counter market and is quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The following table sets forth the high and low prices for shares of the Company's Common Stock during 1994 and 1993, as reported by the National Association of Securities Dealers, Inc.:


                                       1994                          1993
                            --------------------------      --------------------

                                 High             Low         High         Low
                                 ----             ----        ----         ----

First Quarter ..............    $6.63             $4.88       $9.75        $7.25

Second Quarter .............     7.38              5.31        7.50         4.88

Third Quarter ..............     6.50              5.25        6.25         5.38

Fourth Quarter .............     6.13              4.63        6.00         4.25



          As of March 15, 1995, there were approximately 5,600 beneficial holders of the Company's Common Stock.

          The Company has never paid any cash dividends on its Common Stock. The Company has no present plans to pay cash dividends to its stockholders and, for the foreseeable future, intends to retain all of its earnings for use in its business. The loan agreement governing the Company's term loan and revolving line of credit currently prohibits the payment of cash dividends on the Company's Common Stock. The declaration of any future dividends by the Company is within the discretion of its Board of Directors and is dependent upon the earnings, financial condition and capital requirements of the Company, as well as any other factors deemed relevant by the Board of Directors, and subject to the prior written consent of certain of the Company's lenders.

Item 6.   Selected Consolidated Financial Data.

          The selected consolidated financial data presented below for each of the years ended December 31, 1990 through December 31, 1994 have been derived from the audited consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes thereto included elsewhere in this Report.

          On February 28, 1992, a wholly owned subsidiary of the Company was merged with and into Pharmaco LSR, pursuant to which transaction Pharmaco LSR became a wholly owned subsidiary of the Company. The transaction was accounted for as a pooling of interests. The Company's financial results for the years ended December 31, 1990 and December 31, 1991 have been restated to reflect such transaction, using Pharmaco's financial statements for its fiscal years ended March 31, 1990, and December 31, 1990 and 1991, respectively. The financial statements of Pharmaco for the fiscal year ended March 31, 1990 and for the nine months ended December 31, 1990 have been audited by Grant Thornton, independent public accountants. The financial statements of Pharmaco for the three months ended March 31, 1990 and the year ended December 31, 1991 have been audited by Arthur Andersen LLP (formerly Arthur Andersen & Co.), independent public accountants.

          The Company's consolidated financial data has been restated to show its ETC and Paragon divisions as discontinued operations. See Note 3 of Notes to Consolidated Financial Statements.

          Net revenues and direct costs are stated separately for the Company's Life Sciences Group (Pharmaco LSR) and the continuing operations of the Company's Environmental Sciences Group (APBI Environmental Sciences Group).

                                            Year Ended December 31,
                                            -----------------------

                                1994      1993 (1)         1992 (2) (3)      1991 (2)          1990 (4)
                                ----      --------         ------------      --------          --------
                                             (In thousands, except per-share data)

Consolidated Statement of
Operations Data:

Net revenues (5):

Pharmaco LSR                $ 129,099      $ 115,154        $ 115,828         $ 101,536         $  87,256

Environmental sciences         45,763         40,190           43,179            43,555            32,835
                              -------        -------          -------           -------            ------

                              174,862        155,344          159,007           145,091           120,091


Direct costs:

Pharmaco LSR                   92,692         88,295           74,782            68,034            51,896

Environmental sciences         30,095         27,047           27,079            28,789            22,802
                              -------        -------          -------           -------            ------

                              122,787        115,342          101,861            96,823            74,698

Selling, general and
  administrative expenses      44,642         46,783           32,801            27,012            27,767

Provision for business
  restructuring                    -           9,365            7,623                -                 -
                              -------        -------          -------           -------            ------

Operating income (loss)         7,433        (16,146)          16,722            21,256            17,626

Merger costs                       -              -             4,296                -              3,212

Income (loss) before
cumulative effect of a
change in accounting
principles and
discontinued operations
(1) (3) (4)                     2,865        (13,873)           7,035            13,448             7,352

Discontinued operations       (12,873)       (12,133)            (521)            1,349               163

Cumulative effect of a
  change in accounting
  principles                       -              -                -                 -              1,593

Net income (loss)            $(10,008)      $(26,006)         $ 6,514           $14,797            $9,108

Weighted average number
  of common shares
  outstanding                  28,129         28,254           29,999            28,908            26,520


Earnings per share:

Before cumulative effect
  of a change in
  accounting principles
  and discontinued
  operations                   $ 0.10         $(0.49)         $  0.23           $  0.47           $  0.28

Cumulative effect of a
  change in accounting
  principles                       -              -                -                 -                .06

Discontinued operations         (0.46)         (0.43)           (0.01)             0.04                -
                              -------        -------          -------           -------            ------

Net income (loss)             $ (0.36)       $ (0.92)         $  0.22           $  0.51           $  0.34
                               ======         ======           ======            ======            ======

                                                    Year Ended December 31,
                                -------------------------------------------------------------

                                1994         1993 (1)         1992         1991          1990
                                ----         --------         ----         ----          ----
                                                (In thousands, except per-share data)

Consolidated Balance
  Sheet Data:



Total assets                   $181,680    $181,240       $190,840      $167,762       $130,910

Working capital                  23,683      (2,843)        36,595        29,856         10,409

Short-term borrowings                 -      16,929          7,332         5,020          7,851

Current maturities of
  long-term debt                  2,406       4,204            436         1,727          1,476

Long-term debt                   42,884      14,268         13,678        10,204         11,048

Redeemable preferred
  stock (6)                           -           -              -        11,183         11,183

Total stockholders'
  equity                         68,708      76,590        111,920        84,942         48,735


- ------------------------


(1) The loss before cumulative effect of a change in accounting principles and discontinued operations for 1993 was affected by (i) a charge against operating income of $9,365,000 in connection with restructuring the Company's toxicology services division and planned improvements in the Company's corporate management information systems and (ii) an increase in reserves for accounts receivable of $5,857,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) The acquisition of certain assets of NatEx in June 1992 and the acquisition of ETC in September 1991 were accounted for as purchase transactions.

(3) Income before cumulative effect of a change in accounting principles and discontinued operations for 1992 was affected by (i) a charge against operating income of $7,623,000 in connection with the restructuring of the Company's business following the acquisition of Pharmaco, (ii) the incurrence of $4,296,000 of merger costs in connection with the acquisition of Pharmaco, (iii) a gain of $338,000, constituting a discount for early payment of a mortgage, (iv) the acquisition of certain assets of EDI in July 1992, which was accounted for as a purchase transaction, and (v) an increase in the Company's effective tax rate as a result of the fact that certain merger costs incurred in connection with the acquisition of Pharmaco were not deductible for tax purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4) Income before cumulative effect of a change in accounting principles and discontinued operations for the year ended December 31, 1990 was affected by (i) the incurrence of $3,212,000 of merger costs in connection with the acquisition of ENVIRON and (ii) an increase in the Company's effective tax rate as a result of the fact that certain merger costs incurred in connection with the acquisition of ENVIRON were not deductible for tax purposes.

(5) Net of subcontractor costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(6) Reflects shares of preferred stock of Pharmaco which were converted into Common Stock of the Company in connection with the Pharmaco merger.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

          During 1994, the Company reported income from continuing operations of $2,865,000, or $0.10 per share, compared to a loss from continuing operations of $13,873,000, or $0.49 per share in 1993.

          At the end of 1993, the Company adopted a plan to divest its environmental analytical laboratory division, ETC. During 1994, as it became apparent that the environmental testing market was experiencing further consolidation and that the ETC divestiture would take longer than originally anticipated, the Company consolidated its environmental analytical laboratory division with two other companies. As part of the consolidation, which occurred in August 1994, APBI Environmental Sciences Group, Inc., PACE, Inc. and Coast-to-Coast Analytical Services, Inc. each contributed substantially all of the assets used in their respective environmental laboratory businesses to PACE Incorporated, a newly formed entity, to form the second largest firm of its kind in the United States. Due to the additional time required to divest of this investment and after further assessment of this investment's fair value during 1994, the Company recorded $12,083,000 in additional charges to reduce this investment to its estimated net realizable value. The Company does not believe that any further charges will be taken with respect to this investment that would have a material effect on the future results of operations. During the second quarter of 1994, the Company sold its agrochemical research and development division, Paragon Global Services. (The Company's consolidated financial data has been restated to reflect its former ETC division, now part of PACE Incorporated, and Paragon Global Services as discontinued operations -- See
Note 3 of Notes to Consolidated Financial Statements). The Company is continuing to evaluate the long-term strategic fit of its life sciences and environmental sciences businesses, as well as the individual business units within these groups.

          In this connection, the Company continues to evaluate various strategic alternatives with respect to ENVIRON. Any long-term strategy adopted by the Company, including the retention of ENVIRON as one of the Company's core businesses, will take into consideration, in part, the role of ENVIRON senior management. The existing employment contracts with the four original ENVIRON founders who continue to be active within ENVIRON come up for renewal in September 1995. Accordingly, any strategic plan adopted by the Company would need to address the renewal of such employment contracts, as well as the negotiation of employment arrangements with certain other ENVIRON principals and the possibly higher costs attendant on such negotiation.

          In the past, the net revenues of Pharmaco LSR were analyzed as two operating businesses. The clinical services division included the clinical development services in North America and Europe, biostatistical services, the analytical chemistry laboratory, and the Phase I clinic. The toxicological testing services division included the toxicology laboratories in the United States and the United Kingdom. The Company changed the way it manages Pharmaco

LSR during 1994. The clinical development services business in North America and Europe and the biostatistical services business are managed as one operating group. These businesses are people-intensive and emphasize data gathering and monitoring from large-scale clinical trials. The toxicology laboratories, the Phase I clinic and the analytical chemistry laboratory are managed as the second operating group. These businesses provide services required by the Company's clients as the initial steps in the selection of compounds for product development on the basis of safety and tolerability. Further, the toxicology, Phase I clinic and analytical laboratory businesses are capital-intensive with relatively high fixed costs. The Company's analysis of the change in net revenues of Pharmaco LSR will include a breakdown of the businesses within the two operating groups to describe more accurately the growth and organization within the life sciences business.

          During 1994, the Company undertook a plan to strengthen the corporate and divisional accounting and financial planning procedures and systems. The Company purchased a new general ledger system and created a centralized accounting group to improve the Company's financial systems and controls. Accordingly, many duplicative functions in the areas of finance and accounting have been eliminated. In 1994, the Company also invested in improvements and enhancements to information technology. This investment, in the form of computer and systems personnel, hardware and software, is expected to allow the Company to better manage data flow and collection to improve the overall speed and quality of service to our clients.

Revenue Recognition

          The Company records revenues from contracts that extend beyond more than one accounting period on a percentage-of-completion basis. Revenues from biological safety studies and from Phase I and II clinical studies are generally recognized on a percentage-of-completion basis, based on the completion of milestone measurements. Revenues from Phase III and IV clinical studies are recognized based on time spent on studies with this work typically billed at predetermined billing rates. The Company is reimbursed for investigator fees and out-of-pocket costs incurred during the performance of the study.

          The majority of the Company's clinical studies contracts are either fixed price or subject to soft ceilings which cannot be exceeded without client approval. Since in many cases, the Company bears the risk of cost overruns, unbudgeted costs in connection with performing these contracts may have a detrimental effect on the Company's financial results. If it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged against income in the period in which the determination is made. In addition, clients generally may terminate a study at any time, which may cause unplanned periods of excess capacity and reduce revenues and earnings. To offset the effects of early terminations, contracts of significant size are often subject to the payment of an early termination fee. Contract administration is being strengthened within Pharmaco LSR in order to better address these risks.

          Revenues from ENVIRON contracts are recorded based on hours billed to clients, which reflect the number of professional staff hours incurred that are chargeable to clients. The Company recognizes revenues from computer program licenses upon shipment of the product, net of provisions for returns and allowances. Revenues from software support agreements are recognized pro rata over the term of the agreement, which is generally one year.

          All of the Company's continuing businesses routinely subcontract with other organizations in the course of providing services. Pharmaco LSR contracts with outside physicians in connection with multi-center clinical trials and with other outside service providers for laboratory analysis and other specialized services. These costs are passed through to clients and, in accordance with industry practice, are included in gross revenues. Because the Company's use of subcontractor services varies significantly from project to project, changes in gross revenues may not be indicative of business trends. Accordingly, the Company views net revenues from services, which is gross revenues less the cost of subcontractor services, as its primary measure of revenue growth.

          The Company performs services for a number of clients located in foreign jurisdictions, with client contracts denominated in either dollars or (in the case of services performed by the Company's United Kingdom subsidiaries and, since 1990, in the case of Pharmaco LSR's European operations) pounds sterling and other local currencies. Foreign currency translations are a factor in determining the level of the Company's revenues and expenses. See "Exchange Rate Fluctuations and Exchange Controls."



Results of Operations

          The following tables set forth, for the periods indicated, amounts for certain items in the Company's consolidated financial statements expressed as a percentage of net revenues from continuing operations and the percentage changes in dollar amounts of certain items compared with the prior period:

                                             Percentage of Net Revenues From Continuing Operations
                                             -----------------------------------------------------
                                                            Year Ended December 31,
                                     -----------------------------------------------------------------------

                                           1994                  1993(1)                       1992(2)
                                     -----------------    ---------------------          -------------------
                                     Amount        %      Amount            %            Amount          %
                                     ------      -----    ------          -----          ------        -----
Net revenues (3):

   Pharmaco LSR                     $129,099     73.8%    $115,154        74.1%          $115,828      72.8%

   Environmental sciences             45,763     26.2       40,190        25.9             43,179      27.2
                                     -------     ----      -------        ----            -------      ----

                                     174,862    100.0      155,344       100.0            159,007     100.0


Direct costs:

   Pharmaco LSR                       92,692                88,295                         74,782

   Environmental sciences             30,095                27,047                         27,079
                                     -------               -------                        -------

                                     122,787     70.2      115,342        74.3            101,861      64.1



Selling, general and
  administrative expenses             44,642     25.5       46,783        30.1             32,801      20.6

Provision for business
  restructuring                            -        -        9,365         6.0              7,623       4.8
                                     -------               -------                        -------

Operating income (loss)                7,433      4.3      (16,146)      (10.4)            16,722      10.5

Merger costs                               -        -            -           -              4,296      (2.7)


Net income (loss) from
  continuing operations                2,865      1.7      (13,873)       (8.9)             7,035       4.4

Discontinued operations              (12,873)    (7.4)     (12,133)       (7.8)              (521)     (0.3)
                                     -------     ----      -------        ----            -------      ----

Net income (loss)                   $(10,008)    (5.7)    $(26,006)      (16.7)           $ 6,514       4.1

                                                         Percentage of Increase (Decrease)
                                                         ---------------------------------
                                                                Year Ended December 31,
                                                --------------------------------------------------------

                                                   1994 vs. 1993                   1993 (1) vs. 1992
                                                   -------------                   -----------------


Net revenues (3):

   Pharmaco LSR                                      12.1%                              (0.6)%

   Environmental sciences                            13.9                               (6.9)

     Total                                           12.6                               (2.3)


Direct costs:

   Pharmaco LSR                                       5.0                                18.1

   Environmental sciences                            11.3                                (0.1)

     Total                                            6.5                                13.2



Selling, general and
  administrative expenses                            (4.6)                               42.6

Operating income(4)                                   N/A                                 N/A

Net income(4)                                         N/A                                 N/A

- ---------------------------

(1) The loss from continuing operations for 1993 was affected by (i) a charge against operating income of $9,365,000 in connection with the restructuring of the Company's toxicology services division and planned improvements in the Company's corporate management information systems, and (ii) an increase in reserves for accounts receivable of $5,857,000.

(2) Net income for 1992 was affected by (i) a charge against operating income of $7,623,000 in connection with the restructuring of the Company's business following the acquisition of Pharmaco, (ii) the incurrence of $4,296,000 of merger costs in connection with the acquisition of Pharmaco, (iii) a gain of $338,000, constituting a discount for early payment of a mortgage and (iv) an increase in the Company's effective tax rate as a result of the fact that certain merger costs incurred in connection with the acquisition of Pharmaco were not deductible for tax purposes.

(3)       Net of subcontractor costs.

(4)       N/A - Change not meaningful.



Year Ended December 31, 1994 Versus Year Ended December 31, 1993
- ----------------------------------------------------------------

          Net revenues from continuing operations increased $19,518,000 (12.6%) in 1994 from 1993. Of such increase, $13,945,000 was attributable to the Company's life sciences business, and $5,573,000 was attributable to the Company's continuing environmental sciences business.

          All operating divisions of the life sciences business contributed to the growth in net revenues during 1994. Net revenues from U.S. clinical development services increased $3,593,000 (12.8%) to $31,594,000 compared to 1993, as the average size, function and geographic scope of the clinical trials performed continue to grow. Similarly, net revenues from European clinical development services increased $770,000 (8.6%) to $9,675,000 in 1994. The biostatistical services division of Pharmaco LSR, which analyzes data collected from in-house studies as well as studies conducted by the Company's clients, reported an increase in net revenues of $1,795,000 (32.1%) to $7,388,000 as compared to 1993, due to more aggressive marketing efforts by Pharmaco LSR. Net revenues from Pharmaco LSR's clinical and laboratory business (Phase I and analytical laboratory studies) increased $4,803,000 (16.2%) to $34,455,000 in 1994, as a result of an increase in the volume of projects. Net revenue from Pharmaco LSR's United Kingdom toxicology business increased $1,140,000 (3.9%) to $30,161,000 in 1994 compared to 1993, while the U.S. toxicology business reported an increase in net revenues of $1,844,000 (13.2%) to $15,826,000 in 1994. The increase in the United Kingdom net revenues include an increase of $635,000 as a result of an increase in value of the pound sterling as compared to the U.S. dollar.

          The $5,573,000 increase in net revenues in the APBI's environmental sciences group was generated by an increased volume of consulting services provided by ENVIRON. ENVIRON's net revenues increased 15.7% to $44,892,000 in 1994 as compared to 1993 due primarily to increased demand for professional services. Net revenues generated by the environmental sciences group also include licensing fees received for environmental laboratory software developed by the Company.

          Direct costs increased in 1994 by $7,445,000 (6.5%) over 1993. Of such increase, $4,397,000 was attributable to the Company's life sciences group and $3,048,000 was attributable to the Company's environmental sciences group. The increase in the direct costs of Pharmaco LSR relates to the overall increase in business experienced by all operating divisions. As a percentage of net revenue, direct costs of the life sciences group decreased to 71.8% in 1994 from 76.7% in 1993. Similarly, in the environmental sciences business, the percentage of direct costs to net revenues decreased to 65.8% in 1994 from 67.3% in 1993 due to higher consultant utilization rates.

          Selling, general and administrative expenses decreased $2,141,000 (4.6%) to $44,642,000 in 1994 compared to $46,783,000 in 1993. As a percentage of net revenue, selling, general and administrative expenses decreased to 25.5% in 1994 compared to 30.1% in 1993. The decrease was attributable to additional accounts receivable reserves of approximately $5,857,000 recorded in 1993. Minimal charges were recorded in 1994. This decrease was partially offset by increased marketing expenses of $1,408,000 incurred by Pharmaco LSR and by increased corporate general and administrative expenses of $1,040,000. The increase in corporate general and administrative expenses related to the Company's investment in a new accounting system. Corporate expenses also were impacted by approximately $752,000 in expenses related to a new financing facility, which was negotiated in 1994 and other professional fees.

          The Company incurred restructuring charges of $9,365,000 in 1993. No comparable charges were incurred in 1994. The 1993 charges primarily related to the reengineering of the Company's two toxicology laboratories in the United States and the United Kingdom and related staff reductions to bring costs in line with reduced revenues.

          Operating income from continuing operations increased $23,579,000 to $7,433,000 in 1994 from a loss of $16,146,000 in 1993 as a result of the previously mentioned factors.

          Interest expense, net of interest income, increased to $2,682,000 in 1994 from $1,567,000 in 1993 as a result of higher average balances outstanding from the refinancing of the principal credit facility in May and an increase in interest rates.

          The Company recorded a net loss from discontinued operations of $12,873,000 in 1994. Of that amount, $12,083,000 related to a write-down of the carrying value of the Company's investment in its discontinued ETC division, consisting primarily of its interest in PACE Incorporated. The Company recorded a net loss of $505,000 relating to the divestiture of Paragon, which was completed in the second quarter of 1994. The remainder of the net loss from discontinued operations was attributable to the $285,000 in net losses generated by the operations of Paragon prior to its sale.

          The Company recorded a provision of $1,873,000 for income taxes from continuing operations in 1994 compared to a benefit of $3,446,000 in 1993. The effective tax rate from continuing operations for 1994 of 39.5% increased from 19.9% in 1993, in part, because of foreign net operating losses for which no related tax benefit was recorded, due to uncertainty over the Company's ability to realize such benefit.

Year Ended December 31, 1993 Versus Year Ended December 31, 1992
- ----------------------------------------------------------------

          Net revenues from continuing operations decreased $3,663,000 (2.3%) in 1993 from 1992. Of such decrease, $674,000 was attributable to the Company's life sciences business, and $2,989,000 was attributable to the Company's continuing environmental sciences business.

          The decrease in net revenues of the life sciences business was primarily due to a decline in the net revenues generated by the Company's pre-clinical facilities, which was offset in part by an increase in net revenues generated by clinical services. Net revenues from Pharmaco LSR's United Kingdom toxicology facilities decreased $7,366,000 compared to 1992, of which $5,114,000 resulted from a decrease in the average value of the pound sterling. Net revenues from the pre-clinical facilities in the United States decreased $10,036,000 compared to 1992.

          The decrease in net revenues generated by the Company's pre-clinical facilities was offset in part by a 29.9% increase in net revenues from clinical services. Net revenues generated by clinical research studies in the United States increased 34.5% to $51,502,000 in 1993 compared to 1992. Net revenues generated by the clinical analytical chemistry division of the Company's life sciences business increased 31.9% to $11,744,000 in 1993. Net revenues from European clinical services increased 8.1% to $8,905,000 in 1993. The Company continues to experience increased for its clinical research multi-center studies and intends to focus on expanding its business in that area.

          The decrease in net revenues in the environmental sciences business resulted from lower demand for those services, particularly in the first quarter of the year. ENVIRON's net revenues for 1993 were approximately 6.6% below 1992 levels. The Company believes that the lower demand for its environmental sciences services is attributable to diminished enforcement of environmental regulations by the Environmental Protection Agency during the first year of the Clinton Administration, as well as, a lack of growth in certain business segments of the U.S. economy.

          Direct costs increased in 1993 by $13,481,000 (13.2%) over 1992. Direct costs for Pharmaco LSR increased $13,513,000, which were offset slightly by a $32,000 decrease in the direct costs incurred by the environmental sciences business. The increase in the direct costs of Pharmaco LSR relates to an overall increase in the clinical studies and analytical chemistry services provided by the life sciences group, which grew substantially in 1993. The direct costs of the clinical services division of Pharmaco LSR increased as a percentage of net revenues, in part, as a result of an increase in the percentage of contracts that are fixed-price contracts, which increases direct costs because subcontractor costs on fixed-price contracts are included in direct costs. The decrease in the direct costs of the environmental sciences business was primarily due to a decrease in client reimbursable expenses, which were partially offset by an increase in incentive compensation costs.

          The percentage of direct costs to net revenues from continuing operations for the environmental sciences business increased to 67.3% in 1993 from 62.7% in 1992. The percentage of direct costs to net revenues for the life sciences business increased to 76.7% from 64.6%, primarily as a result of the sharp decrease in net revenues generated by the toxicology business, which has relatively high fixed costs, and as a result of the Company's inability to reduce costs, particularly fixed costs, in its toxicology division as quickly as revenues declined. In 1993 the Company accrued a $6,640,000 restructuring charge related to the reengineering of its two toxicology laboratories in the United States and the United Kingdom, including staff reductions of 118 personnel in 1993 and an additional 75 reductions planned in 1994. The Company believes that the reengineering of the toxicology laboratories will improve efficiency and reduce operating costs.

          Selling, general and administrative expenses increased $13,982,000 (30.1% of net revenues from continuing operations) in 1993 compared to 1992. $5,857,000 of the increase was attributable to a charge for additional reserves for accounts receivable. Corporate expenses increased $1,906,000 in 1993 over 1992, primarily due to increased professional services fees and higher personnel expenses. Selling costs increased $906,000 in 1993, reflecting the investment made by the Company in additional marketing personnel during the year. The remaining increase was primarily due to increased costs of centralizing administrative group controls, principally in the clinical division of the business.

          The Company incurred total restructuring charges of $9,365,000 in 1993, including the $6,640,000 related to the reengineering of its two toxicological laboratories in the United States and the United Kingdom. The remaining $2,725,000 of the charge primarily relates to consulting fees in connection with the design and implementation of reorganized reporting lines and responsibilities.

          Operating income from continuing operations decreased $32,868,000 in 1993 compared to 1992. Of this decrease, $15,222,000 relates to charges incurred in 1993, consisting of the $9,365,000 restructuring charge and $5,857,000 of increased reserves for accounts receivable as a result of the Company-wide review of contracts in 1993. The Company-wide contracts review followed the 1992 consolidation of the accounting function of the Company's domestic life sciences group to Austin, Texas and was prompted by a significant increase in accounts receivable within the Company's East Millstone toxicology operations, particularly within the first quarter of 1993. Excluding these charges, the Company would have reported an operating loss of $924,000 for 1993. The toxicology division of Pharmaco LSR accounted for approximately 74.2% of the decrease, and approximately 12.8% of the decrease was attributable to the Company's continuing environmental sciences businesses.

          Net income from continuing operations decreased to a loss of $13,873,000 in 1993, compared to profit of $7,035,000 in 1992. As noted above, net income was adversely affected by several charges, and by weak demand for the services offered by the Company's toxicology division of Pharmaco LSR.

          Net interest increased by $1,959,000 in 1993 compared to 1992, as a result of an increase in total debt outstanding. In 1992, the Company incurred merger costs of $4,296,000 relating to the acquisition of Pharmaco. No comparable costs were incurred in 1993.

          The Company recorded a net loss from discontinued operations of $12,133,000 in 1993 relating to its plan to divest ETC, its former analytical laboratory division and Paragon which was sold in 1994. Of this amount, $6,346,000 represents the estimated loss upon disposal of ETC, and $5,787,000 represents the loss from operations of ETC and Paragon, net of tax benefit, incurred in 1993.

          The Company recorded a benefit of $3,446,000 for income taxes from continuing operations in 1993 compared to a provision of $6,165,000 in 1992, as a result of the loss from continuing operations reported in 1993 and the fact that certain merger costs incurred in 1992 were not deductible for tax purposes. The effective tax rate for 1993 decreased to 21.8% compared to 47.6% in 1992. Excluding the merger costs incurred in 1992, the effective tax rate for that year would have been 36.6%.

Liquidity and Capital Resources

          During 1994, the Company expended $14,495,000 for capital additions and leasehold improvements. Expenditures included $6,181,000 for expansion and improvement of offices and laboratory testing facilities and $8,314,000 for new laboratory, office, and computer equipment.

The expenditure level represents a decrease from the two prior years as several building expansion and renovation programs were completed. In 1995 capital expenditures are expected to relate primarily to upgrades to scientific and computer equipment.

          During the second quarter, the Company completed a refinancing of its principal credit facility. The new three-year facility consists of a term loan of $25,000,000 and a secured revolving line of credit of $20,000,000. Approximately 84% or $21,111,000 of the term loan accrues interest at a fixed rate of 9.25% per annum and the remainder bears interest at the prime rate plus 1.5%. Repayment of principal is scheduled to begin on September 1, 1995 at $892,900 per quarter. The secured revolving line of credit accrues interest at the prime rate plus 1.5%. Based on the Company's ability to meet certain covenant performance levels, the rate may be reduced after March 31, 1995. The proceeds from the loan were used to repay in full the Company's then existing bank facility and a portion of its other long-term debt and working capital debt. The unused portion will be used to provide working capital and for general corporate purposes. The Company expects to repay its outstanding indebtedness through cash generated from its internal operations, the refinancing of its outstanding indebtedness or some combination thereof.

          From December 31, 1993 to December 31, 1994, the Company experienced a $13,958,000 increase in accounts receivable and a $3,529,000 increase in advanced billings (excluding the effects of exchange) principally as a result of the overall increase in net revenue and the timing of certain payments from two of the Company's largest clients (approximately $3,700,000 in the aggregate) which were expected to be received in December 1994 but were actually paid and received in early January 1995. Cash and cash equivalents decreased $2,605,000 over the same period. As of December 31, 1994, the Company had cash on hand of $7,944,000 and $7,983,000 of additional borrowing capacity on its existing lines of credit.

          The Company believes that cash flow generated by its own operating activities, together with its current borrowing capacity, is adequate to finance its worldwide operations and anticipated normal growth of its business. Further growth of the Company's business may be funded through additional borrowings, or through issuance of shares of Common Stock of the Company.

New Accounting Pronouncements

          Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments In Debt and Equity Securities" ("SFAS 115"), issued in May 1993, changes the accounting treatment of certain investment securities. The Statement requires the classification of such investments into three categories: held to maturity, available for sale, and trading. The Statement is effective for fiscal years beginning after December 15, 1993. The Company implemented SFAS 115 in the first quarter of 1994. The Company's equity investment in EnSys has been classified as "available for sale" and is carried at its fair value (i.e., market value) of $2,918,000. Changes in the fair value of the investment have been charged directly to stockholders' equity. See Note 6 of Notes to Consolidated Financial Statements.

Effects of Inflation

          Management does not believe that inflation has had a significant impact on the Company's results of operations, because the Company has been able to offset increases in costs attributable to inflation and maintain operating margins through increases in fees.



Exchange Rate Fluctuations and Exchange Controls

          Contracts between the Company's United Kingdom subsidiaries and their clients are generally denominated in pounds sterling. Because substantially all of the United Kingdom subsidiaries' expenses, such as salaries, services, materials and supplies, are paid in pounds sterling, such subsidiaries' earnings are not materially affected by fluctuations in exchange rates. However, the Company's consolidated financial statements are denominated in dollars and, accordingly, changes in the exchange rate between the pound sterling and the dollar will affect the translation of such subsidiaries' financial results into dollars for purposes of reporting the Company's consolidated financial results, and also affect the dollar amounts actually received by the Company from such subsidiaries.

          The results of operations of the United Kingdom subsidiaries denominated in pounds sterling have been translated from pounds sterling into dollars using the following exchange rates:


                              Pound Sterling      U.S. Dollar per
           Year               per U.S. Dollar     Pound Sterling
          -----               ---------------     ---------------

          1992 .........           0.564               1.773

          1993 .........           0.665               1.503

          1994 .........           0.651               1.536


          ---------------------------

          The rates in the above table represent the average of the 13 rates that were in effect in the beginning of the relevant year and at the end of each calendar month during such year, as quoted in The Wall
                                                                    --------
          Street Journal.
          --------------

          The following table sets forth, for the fiscal years indicated, the percentage of the Company's revenues from continuing operations recorded in pounds sterling based on the average rates for the periods indicated in the conversion table above:

                                                  Percentage
                                           of Total Net Revenues
            Year                             in Pounds Sterling
            ----                            --------------------

            1992 .....................            24.6%

            1993 .....................            19.8

            1994 .....................            18.9



However, because the Company is currently expanding its foreign operations, a higher percentage of the Company's total net revenues may be denominated in foreign currencies in the future. In 1994, approximately 4% of the Company's total net revenues were generated by the clinical development services businesses primarily in Belgium, France and Germany.

          There are no exchange controls currently in effect in any country in which the Company's subsidiaries conduct operations on the payment of dividends or otherwise restricting the transfer of funds outside such countries by a company resident in such countries. Although the Company performs services for clients located in a number of foreign jurisdictions, to date, the Company has not experienced any difficulties in receiving funds remitted from foreign countries. However, if any such jurisdictions were to impose or modify existing exchange control restrictions on the remittance of funds to the Company, such restrictions could have an adverse effect on the Company's business.

Item 8.   Financial Statements and Supplementary Data.

          The information called for by this Item is set forth on pages F-1 through F-27.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III



Item 10.       Directors and Executive Officers of the Company.



          The following table sets forth, with respect to each current director and executive officer of the Company, the name, age and all positions and offices with the Company currently held by each such person:

Name                               Age      Director Since                 Position
- ----                               ---      --------------                 --------

Kenneth H. Harper (1)(2)           63           1986              President, Chief Executive Officer and Chairman of the
                                                                  Board of Directors of the Company

Stephen L. Waechter (2)            44           1993              Senior Vice President, Chief Financial Officer,
                                                                  Treasurer and Director of the Company

Swep T. Davis (5)                  50           1992              Director

Charles L. Defesche (5)            46           1993              Chairman of the Company's Pharmaco LSR
                                                                  International Inc. subsidiary and Director of the
                                                                  Company

Jamie G. Donelan                   40            --               Controller

Steven A. Fleckman (1)(3)(4)       45           1993              Director

Frederick Frank (1)(3)(5)          62           1988              Director

Marvin L. Hendrix                  52            --               Assistant Treasurer and Assistant Secretary

Joseph H. Highland (4)             50           1990              Chief Executive Officer of the ENVIRON division of
                                                                  the Company's APBI Environmental Sciences Group,
                                                                  Inc. subsidiary and Director of the Company

Frank E. Loy (1) (3) (4)           66           1991              Director

Thomas J. Russell, Jr. (1)         63           1986              Director
  (2) (3)

John H. Timoney (2)                61           1986              Senior Vice President of the Company, Secretary of the
                                                                  Company's APBI Investor Relations, Inc. subsidiary,
                                                                  and Director of the Company

Grover C. Wrenn (5)                52           1990              Director



(1)  Member of the Nominating Committee

(2)  Term as a director expires in 1996.

(3)  Member of the Audit Committee and the Compensation and Stock
     Plans Committee.

(4)  Term as a director expires in 1997.

(5)  Term as a director expires in 1995.

Biographical Information

          Dr. Harper was a co-founder of Pharmaco LSR Ltd. (formerly Life Science Research Limited), a United Kingdom subsidiary of the Company. Dr. Harper served as the Managing Director and Chairman of Life Science Research Limited from the time of its formation in 1972 until the Company became publicly held in 1987. From 1987 to 1991, Dr. Harper served as President and Chief Executive Officer of the Company. In 1991, Dr. Harper was appointed Chairman of the Board of the Company and continued to serve as Chief Executive Officer of the Company until January 1, 1993. Effective in February of 1995, Dr. Harper was reappointed to serve as President and Chief Executive Officer of the Company. Dr. Harper received his Ph.D. in Pathology from the University of London. He is also a graduate of the Advanced Management Program of the Harvard Business School.

          Mr. Waechter served, from 1989 to 1993, as the Vice President - Finance for GE Information Services, a division of General Electric Company, which provides enhanced computer-based communications services to commercial and industrial customers through a worldwide network. From 1987 to 1989, Mr. Waechter served as the Manager of Operations Analysis for GE Electric Distribution and Control, a division of General Electric Company. In September 1993, Mr. Waechter was appointed Chief Financial Officer and Treasurer of the Company. Mr. Waechter received his Master of Business Administration from Xavier University in 1974.

          Mr. Davis served, from 1987 to 1992, as President and Chief Financial Officer of Concord Resources Group, a hazardous waste treatment and disposal company. During 1992, Mr. Davis was an independent consultant to companies in the environmental industry. He served as the President of APBI Environmental Sciences Group, Inc., a wholly owned subsidiary of the Company, from November 1992 until January 1995. Mr. Davis received his Master of Business Administration from the Harvard Business School in 1972.

          Dr. Defesche served, from 1987 to 1989, as the Vice President of Research and Development of Boots Pharmaceuticals, Inc. and, in 1989, was appointed Executive Vice President of Boots Pharmaceuticals, Inc. In November 1990, Dr. Defesche joined Pharmaco International Inc., a wholly owned subsidiary of Pharmaco Dynamics Research, Inc., and served as its President and Chief Executive Officer until March 1992. In addition, Dr. Defesche served as the Chief Executive Officer of Pharmaco Dynamics Research, Inc. from March 1992 until its reorganization in January 1993 as part of Pharmaco LSR. From January 1993 until February 1995, Dr. Defesche served as the President and Chief Executive Officer of Pharmaco LSR International Inc., a wholly owned subsidiary of the Company. Dr. Defesche currently serves as the non-executive Chairman of Pharmaco LSR International Inc.

          Ms. Donelan served from 1990 to 1994 as Controller of ENVIRON International Corporation and subsequently as group Controller of the Company's Environmental Sciences Group. In June 1994, she was appointed Controller of the Company. Ms. Donelan received a Master of Accounting from the George Washington University in 1982. Before joining the Company she spent eight years with Arthur Andersen & Co., in their audit practice.

          Mr. Frank has been an investment banker with Lehman Brothers since 1969, and is currently a Senior Managing Director of Lehman Brothers. Mr. Frank also serves on the Boards of Directors of R.P. Scherer Corporation and Physicians' Computer Network Inc.

          Mr. Fleckman was a partner in the law firm of Arnold & Fleckman from 1988 to 1991. Since 1991, Mr. Fleckman has been a partner in the law firm of Fleckman & McGlynn (formerly Fleckman & Schless and, prior to that, Fleckman, Johnson & Passman) and currently is the managing partner of the firm. Mr. Fleckman received his Juris Doctorate from Harvard Law School in 1975.

          Mr. Hendrix, a certified public accountant, served as Controller of Bio/dynamics, Inc. ("Bio/dynamics") from 1977 until the Company became publicly held in 1987. In 1987, I.M.S. International, Inc. ("IMS") transferred its shareholdings in Bio/dynamics and Life Science Research Limited to the Company and sold its entire interest in the Company to the public. Since that time, Mr. Hendrix has served as Assistant Treasurer and Assistant Secretary of the Company and served as Controller of the Company until June 1994.

          Dr. Highland co-founded ENVIRON in 1982. He is currently the Chief Executive Officer of the ENVIRON division of APBI Environmental Sciences Group, Inc., which was formerly ENVIRON International Corporation, a subsidiary of the Company, and has served as such since February 1992. Dr. Highland, who holds a Ph.D. in Biochemistry from the University of Minnesota's School of Medicine, served as co-director of the Hazardous Waste Research Program at Princeton University before joining ENVIRON.

          Mr. Loy has been the President of the German Marshall Fund of the United States since 1981 and previously served as a Director of the Bureau of Refugee Programs of the United States Department of State and as President and Chief Operating Officer of the Penn Central Corporation and the Pennsylvania Company.

          Dr. Russell founded Bio/dynamics in 1961 and, following the acquisition of Bio/dynamics by IMS in 1973, served as President of the division of IMS which included Bio/dynamics and Life Science Research Limited until the Company became publicly held in 1987. Dr. Russell served as a director of IMS from 1984 to 1988, and as Chairman of the Board of IMS from 1987 to 1988. Dr. Russell was Chairman of the Board of the Company from 1986 to 1991. He holds a doctorate degree in Biochemistry and Physiology from Rutgers University. Dr. Russell also serves on the Boards of Directors of Saatchi & Saatchi Company, Uniroyal Technology Corporation and Adidas AG.

          Mr. Timoney served as Controller of the division of IMS which included Bio/dynamics and Life Science Research Limited from 1978 to 1987. From 1987 to 1992, Mr. Timoney served as the Vice President-Finance, Treasurer and Secretary of the Company. In May 1992, Mr. Timoney was appointed to serve as Senior Vice President of the Company and the Secretary of APBI Investor Relations, Inc., a subsidiary of the Company. Mr. Timoney is responsible for the Company's investor relations and is involved in strategic planning and in merger and acquisition activity.

          Mr. Wrenn co-founded ENVIRON International Corporation in 1982, which was acquired by the Company in 1990, and served as its Chief Executive Officer from the time of its formation until March 1992. Mr. Wrenn became President and Chief Operating Officer of the Company in 1991 and also served as President of the Company's Environmental Sciences Group from February 1992 to October 1992. Mr. Wrenn also served as the Chief Executive Officer of the Company from January 1, 1993 until February of 1995. Mr. Wrenn is a director of Ensys Environmental Products, Inc., and a director of PACE Incorporated. Mr. Wrenn also serves as Vice Chairman of the Eckerd College Board of Trustees and as a trustee of the UNC Public Health Foundation. Mr. Wrenn received his Master of Science degree in Environmental Science and Engineering from the University of North Carolina.

          There are no family relationships among any of the directors and executive officers of the Company.

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership of such equity securities with the Securities and Exchange Commission (the "SEC"). Such persons are also required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that, with respect to the period from January 1, 1994 through December 31, 1994, its directors, executive officers and 10% beneficial owners complied with all Section 16(a) filing requirements, except that Mr. Wrenn failed to report in a timely manner the purchase of 666 shares of Common Stock on May 11, 1994. Such share purchase was subsequently reported on an Annual Statement of Changes In Beneficial Ownership on Form 5 filed on February 14, 1995.

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

                                                                        SUMMARY COMPENSATION TABLE
                                                                        --------------------------

                                                                                                     Long Term
                                                                                                    Compensation
                                                                                                    ------------
                                                          Annual Compensation                         Awards
                                                          -------------------                       ------------


                                                                                   Other            Securities         All Other
                                                     Salary        Bonus           Annual           Underlying        Compensation
  Name and Principal Position           Year           ($)         ($)(1)     Compensation($)    Options/SARs(#)(2)      ($)(3)
  ---------------------------           ----        --------     --------     ---------------    ------------------   ------------

Grover C. Wrenn (4)                     1994        $198,625     $     --       $       --             50,000           $22,645
President and Chief Executive           1993         181,500           --               --             52,000            19,858
Officer                                 1992         181,500           --               --                 --           100,729


Swep T. Davis (5)                       1994         200,000      100,000               --             67,000             8,456
President of APBI                       1993         200,000       28,125               --                 --             5,842
Environmental Sciences Group            1992          23,288           --               --            100,000             5,034


Charles L. Defesche (6)                 1994         229,828           --               --            134,010            11,488
President and Chief Executive           1993         225,000           --               --                 --            29,814
Officer of Pharmaco LSR                 1992         205,303      278,050               --            170,076            26,319
International, Inc.


Joseph H. Highland                      1994         211,667      150,000               --              8,000            25,183
Chief Executive Officer of the          1993         200,000       60,889               --              6,666            18,673
ENVIRON division of APBI                1992         177,513           --               --                 --            20,842
Environmental Sciences Group,
Inc.


Stephen L. Waechter (7)                 1994         163,125       25,000               --             20,000             5,051
Senior Vice President, Chief            1993          48,513       15,000               --             24,000             1,292
Financial Officer and Treasurer         1992              --           --               --                 --                --

- --------------------------

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

                                       OPTION GRANTS IN LAST FISCAL YEAR(1)
                                                                                      Grant Date
                                           Individual Grants                            Value
                        -------------------------------------------------------       ----------



                                         Percent of
                          Number of         Total
                          Securities       Options
                          Underlying     Granted to
                           Options      Employees in     Exercise or                  Grant Date
Name                       Granted      Fiscal Year      Base Price   Expiration     Present Value
                             (#)             (2)           ($/Sh)       Date           ($) (3)
                          ----------    ------------     -----------  ----------     -------------

Grover C. Wrenn            50,000(4)        5.8           $5.875       9/13/04          $203,000

Swep T. Davis              67,000(5)        7.8            7.00        4/13/04           265,990

Charles L. Defesche       104,010(5)       12.1            7.00        4/13/04           412,920
                           30,000(4)        3.5            5.875       9/13/04           121,800

Joseph H. Highland          8,000(4)        0.9            5.875       9/13/04            32,480

Stephen L. Waechter        20,000(4)        2.3            5.875       9/13/04            81,200

- ------------------------



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

                                      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                                           AND FISCAL YEAR-END OPTION/SAR VALUES



                       Number of Securities Underlying         Value of Unexercised in-the-Money
                      Unexercised Options/SARs at Fiscal      Options/SARs at Fiscal Year-End (1)
                                   Year-End (#)                             ($)
                      ----------------------------------      -----------------------------------

Name                     Exercisable       Unexercisable       Exercisable       Unexercisable
- ----                     -----------       -------------       -----------       -------------

Grover C. Wrenn            54,761             92,667             $  --              $   --

Swep T. Davis                  --             67,000                --                  --

Charles L. Defesche            --            134,010                --                  --

Joseph H. Highland         39,650             20,444                --                  --

Stephen L. Waechter         8,000             36,600                --                  --

- --------------------------

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

                                                                             Common Stock of the Company,
                                                                               par value $.01 per share
                                                                             ----------------------------
                                                     Amount and Nature of
Name of Beneficial Owner                             Beneficial Ownership          Percent of Class
- ------------------------                             --------------------          ----------------

General American Investors Company, Inc. (1)                2,220,513                    7.9%

Merrill Lynch & Co., Inc. (2)                               2,347,100                    8.3

Pioneering Management Corporation (3)                       1,540,800                    5.5

State of Wisconsin Investment Board (4)                     2,800,000                    9.9

Richard J. Hawkins (5)                                      2,278,313                    8.1

Kenneth H. Harper (6)                                         529,220                    1.8

Stephen L. Waechter (7)                                        12,855                     *

Swep T. Davis (8)                                              21,250                     *

Charles L. Defesche (9)                                        26,052                     *

Steven A. Fleckman                                               --                       --

Frederick Frank                                                  --                       --

Joseph H. Highland (10)                                       606,944                    2.2

Frank E. Loy                                                    4,500                     *

Thomas J. Russell                                                --                       --

John H. Timoney (11)                                          198,223                     *

Grover C. Wrenn (12)                                          903,247                    3.2

All directors and executive officers as a group
(13 persons) (13)                                           2,340,268                    8.1

- -------------------------------
*      Represents less than 1%.

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



Item 13.   Certain Relationships and Related Transactions.

          Lehman Brothers, of which Mr. Frank is a Senior Managing Director, provided general financial advisory services to the Company during 1994. It is anticipated that Lehman Brothers may provide financial advisory services to the Company during fiscal year 1995.

          Mr. Fleckman is a partner and the managing director of the law firm of Fleckman & McGlynn, which has rendered legal services to Pharmaco LSR International Inc. (including its predecessor companies) and its subsidiaries, during 1994 and 1995. Pharmaco LSR and its subsidiaries paid fees and expenses of $79,290 to Fleckman & McGlynn during the fiscal year ended December 31, 1994 for legal services. From January 1, 1995 to March 21, 1995, Pharmaco LSR and its subsidiaries have paid $1,568 in fees and expenses to Fleckman & McGlynn for legal services. It is anticipated that Fleckman & McGlynn will continue to render legal services to Pharmaco LSR and its subsidiaries during the remainder of fiscal year 1995. The total amount paid by Pharmaco LSR and its subsidiaries to Fleckman & McGlynn exceeded 5% of the firm's gross revenues for fiscal year 1994.

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

      (b) Reports on Form 8-K

     During the fourth quarter of 1994 the Company filed the following Reports on Form 8-K with the Commission:

     None.

      (c) Exhibits

     Exhibit No.
     ----------

          3.   Articles of Incorporation and By-Laws:

          3.1 Certificate of Incorporation of the Registrant (composite copy as amended to date), incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-3 (Registration No. 33-47505)

          3.2 By-Laws of the Registrant, as amended to date, incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993

          4. Instruments defining the rights of security holders, including indentures

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

          10.28 First Amendment dated as of February 27, 1995, to the Loan and Security Agreement dated as of May 24, 1994, by and among the Borrowers, the Bank and the Agent

          10.29 APBI Retirement Savings Plan, incorporated by reference to
     Exhibit 4 to the Registrant's Registration Statement on Form S-8 (No. 33-56678)

          10.30 Separation Agreement by and between the Registrant and Swep T. Davis dated as of January 31, 1995

          10.31 Employment Agreement by and between Pharmaco LSR International Inc. and Geoffrey K. Hogan dated as of January 6, 1995

          10.32 Letter Agreement dated September 3, 1993, between the Registrant and Stephen L. Waechter

          10.33 Letter Agreement dated September 14, 1993, between the Registrant and Stephen L. Waechter

          11. Statement re computation of per-share earnings

          21. Subsidiaries of the Registrant

          23. Consent of Arthur Andersen LLP

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      APPLIED BIOSCIENCE INTERNATIONAL INC.



Date:  July 27, 1995                  By:  /s/ Stephen L. Waechter
                                           ---------------------------
                                           Name:   Stephen L. Waechter
                                           Title:  Senior Vice President, Chief
                                                   Financial Officer and
                                                   Treasurer
                                                   (Principal Executive Officer)