Form 10-Q/A
period 1995-03-31
APPLIED BIOSCIENCE INTERNATIONAL INC
filed 1995-08-08
CIK 810723

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549

                             FORM 10-Q/A

                             AMENDMENT NO. 1


Mark One
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1995

                          or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________ to  _____________


                Commission File Number 0-15515
                                        -------


                     APPLIED BIOSCIENCE INTERNATIONAL INC.
                   ---------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                 22-2734293
 ------------------------------------- -------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification Number)
  incorporation or organization)


              4350 N. Fairfax Drive
              Arlington, VA                   22203-1627
--------------------------------------        ----------
(Address of principal executive offices)      (Zip Code)


        Registrant's telephone number, including area code  (703) 516-2490
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
        Yes     X           No
            ---------          ---------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,175,048 shares of common stock, par value $.01 per share, as of May 1, 1995.

                   APPLIED BIOSCIENCE INTERNATIONAL INC.
                             AND SUBSIDIARIES


     The Form 10-Q for the quarterly period ended March 31, 1995 (the "Form 10-Q") of Applied Bioscience International Inc. is being amended to revise Item No. 2 of Part I in response to the comments of the staff of the Division of Corporation Finance of the Securities and Exchange Commission regarding the Form 10-Q, which comments were set forth in a letter to Kenneth H. Harper dated June 30, 1995.



Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

 RESULTS OF OPERATIONS
 ---------------------
  General
  -------

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

Three Months Ended March 31, 1995 Versus Three Months Ended March
-----------------------------------------------------------------
31, 1994
--------

       Net revenues from continuing operations increased $5,578,000 (13.9%) to $45,773,000 for the three months ended March 31, 1995, from $40,195,000 for the three months ended March 31, 1994. Of such increase, $3,642,000 (65.3%) was attributable to the Company's life sciences business, and $1,936,000 (34.7%) was attributable to the Company's environmental sciences business.

       The increase in net revenues of the life sciences business was principally due to the continued increase in demand for the Company's clinical development services. The clinical development services business in North America and Europe, which also includes the Company's biostatistical services in North America and Europe, reported a net revenue increase of $3,600,000 (33.3%) to $14,402,000 for the three months ended March 31, 1995, from $10,802,000 for the same period last year. Net revenues from the Company's clinics, labs, and toxicology business reported a slight increase of $42,000 (0.2%) to $18,952,000 for thequarter as compared to $18,910,000 for the comparable period last year. Net revenues in the clinics, labs, and toxicology business were impacted by several project delays and cancellations at the analytical laboratory in Richmond, Virginia and at the toxicology laboratory in Europe.

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

Liquidity
---------

       During the three months ended March 31, 1995, the Company expended $2,636,000 for capital additions. Expenditures included $951,000 for expansion and improvement of offices and laboratory testing facilities and $1,685,000 for new laboratory, office, and computer equipment. Capital expenditures are continuing a trend from the prior year with less spent on building additions than the previous comparable period. A larger proportion of expenditures is for computers and scientific equipment upgrades.

       On May 24, 1994, the Company completed a refinancing of its principal credit facility. The new three-year facility consists of a term loan of $25,000,000 and a secured revolving line of credit of $20,000,000. Approximately 84% or $21,111,000 of the term loan accrues interest at a fixed rate of 9.25% per annum and the remainder bears interest at the prime rate plus 1.5%. Repayment of principal is scheduled to begin on September 1, 1995 at $892,900 per quarter. The secured revolving line of credit accrues interest at the prime rate plus 1.5%. The rate is subject to reduction at March 31, 1995, and each quarter thereafter if certain covenants related to financial performance are met. The Company's financial performance in the first quarter did not result in an interest rate reduction. The proceeds from the loan were used to repay in full the Company's then existing bank facility and a portion of its other long-term debt and working capital debt. The unused portion will be used to provide working capital and for general corporate purposes. As of March 31, 1995, the Company has $4,467,000 cash and cash equivalents on hand and has $17,710,000 available under its lines of credit. During the first quarter of 1995 the Company arranged a $3,000,000 master lease agreement to provide a means to lease rather than acquire certain equipment for use in the United States without drawing on its principal credit facility.

       The Company believes that cash flow generated by its own operating activities, together with its current borrowing capacity, is adequate to finance its world-wide operations and normal growth of its business. Further growth of the Company's business also may be funded through additional borrowings, the sale of non-strategic assets or through issuance of shares of common stock by the Company. The Company expects to repay its outstanding indebtedness through cash generated by its operations, refinancing of its outstanding indebtedness or some combination thereof.

                                 SIGNATURES
                                 ----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          APPLIED BIOSCIENCE INTERNATIONAL INC.
                          -------------------------------------
                                     (Registrant)


                                   By /s/  Kenneth H. Harper
                                      ----------------------
                                                    President
                                     (Chief Executive Officer)



                                   By /s/  Jamie G. Donelan
                                      ----------------------
                                                 Controller
                                  (Chief Accounting Officer)

Date:  August 8, 1995