Form 10-Q
period 1995-06-30
APPLIED BIOSCIENCE INTERNATIONAL INC
filed 1995-08-14
CIK 810723

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1995

         or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to _____________


                         Commission File Number 0-15515


                     APPLIED BIOSCIENCE INTERNATIONAL INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                    22-2734293
-------------------------------        --------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)



         4350 N. Fairfax Drive
             Arlington, VA                         22203-1627
----------------------------------------         --------------
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
           Yes    X      No
                ------      ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,142,428 shares of common stock, par value $.01 per share, as of August 1, 1995.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES


                                     INDEX




Part I.  FINANCIAL INFORMATION                                                                             Page
      Item 1.      Financial Statements.

                   Consolidated Statements of Operations for the
                           Three Months and Six Months Ended June 30, 1995 and
                           June 30, 1994.....................................................................3

                   Consolidated Balance Sheets at
                           June 30, 1995 and December 31, 1994...............................................4

                   Consolidated Statements of Cash Flows for the
                           Six Months Ended June 30, 1995 and
                           June 30, 1994.....................................................................5

                   Notes to Consolidated Financial Statements................................................6

      Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.....................................8


Part II.  OTHER INFORMATION

      Item 1.      Legal Proceedings ........................................................................12

      Item 2.      Changes in Securities.....................................................................12

      Item 3.      Defaults upon Senior Securities...........................................................12

      Item 4.      Submission of Matters to a Vote of Security Holders.......................................12

      Item 5.      Other Information.........................................................................12

      Item 6.      Exhibits and Reports on Form 8-K..........................................................12


                         PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)

                                                      Three Months Ended June     Six Months Ended
                                                              June 30,                June 30,
                                                    -------------------------  ----------------------
                                                       1995         1994         1995         1994
                                                    (unaudited)  (unaudited)  (unaudited)  (unaudited)
                                                    -----------  -----------  -----------  -----------
Pharmaco LSR revenues, net of subcontractor
   costs of $8,120, $5,904, $14,980, and $10,981,
   respectively                                     $  35,164    $  33,168    $  68,518    $  62,880

Environmental sciences revenues, net of
   subcontractor costs of $1,885, $1,105, $3,243
   and $1,868, respectively                            12,728       11,771       25,147       22,254
                                                    ---------    ---------    ---------    ---------
                                                       47,892       44,939       93,665       85,134
                                                    ---------    ---------    ---------    ---------

Direct costs - Pharmaco LSR                            24,749       22,990       48,798       44,757
Direct costs - Environmental
  sciences                                              8,743        7,381       17,432       14,062
Selling, general and
  administrative expenses                              12,494       12,183       24,062       22,780
                                                    ---------    ---------    ---------    ---------
                                                       45,986       42,554       90,292       81,599
                                                    ---------    ---------    ---------    ---------

Operating income                                        1,906        2,385        3,373        3,535
Interest: (Expense)                                      (818)        (771)      (1,647)      (1,358)
           Income                                          39          150          110          303
Other income, net                                         243           30          287          126
                                                    ---------    ---------    ---------    ---------
Income from continuing operations before
   provision for income
   taxes                                                1,370        1,794        2,123        2,606
Provision for income taxes                                595          596          912          852
                                                    ---------    ---------    ---------    ---------
Income from continuing operations                         775        1,198        1,211        1,754
                                                    ---------    ---------    ---------    ---------

Discontinued operations:
  Operating losses from
    discontinued  operations (net
    of income tax benefit of $0,
    $81, $0 and $128,
    respectively)                                        --           (181)        --           (285)
  Estimated loss on disposal of  ETC and Paragon
     (net of income tax benefit of $0 and $227,
     respectively)                                       --           (505)        --           (505)
                                                    ---------    ---------    ---------    ---------
  Loss from discontinued operations
                                                           (0)        (686)          (0)        (790)
                                                    ---------    ---------    ---------    ---------

Net income                                          $     775    $     512    $   1,211    $     964
                                                    ---------    ---------    ---------    ---------

Weighted average number of common shares               28,425       28,522       28,429       28,456
                                                    ---------    ---------    ---------    ---------
   outstanding

Earnings per share:
   Income from continuing operations
                                                    $    0.03    $    0.04    $    0.04    $    0.06
   Loss from discontinued operations
                                                        (0.00)       (0.02)       (0.00)       (0.03)
                                                    ---------    ---------    ---------    ---------

Earnings per share                                  $    0.03    $    0.02    $    0.04    $    0.03
                                                    ---------    ---------    ---------    ---------


The accompanying notes are an integral part of these consolidated financial statements.


             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                              June 30,      December 31,
                          ASSETS                                1995           1994
                                                             (unaudited)
                                                             -----------    -----------
CURRENT ASSETS
    Cash and cash equivalents                                 $    4,927    $    7,944
    Accounts receivable, net                                      61,413        63,585
    Supply inventories                                             1,249         1,163
    Income tax receivable                                          2,020         2,297
    Prepaid expenses and other current assets                      5,745         6,077
                                                              ----------    ----------
                 Total current assets                             75,354        81,066

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation and amortization                       80,497        82,905
GOODWILL, less accumulated amortization                            5,531         5,738
OTHER ASSETS                                                       8,381         8,982
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS, net                 2,923         2,989
                                                              ----------    ----------
                 Total assets                                 $  172,686    $  181,680
                                                              ==========    ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                      $    4,136    $    2,406
    Accounts payable                                               3,966         6,156
    Accrued liabilities                                           24,017        24,619
    Advance billings                                              24,714        23,649
    Current liabilities of discontinued operations, net              458           553
                                                              ----------    ----------
                 Total current liabilities                        57,291        57,383
                                                              ----------    ----------


LONG-TERM DEBT                                                    33,761        42,884
                                                              ----------    ----------

DEFERRED INCOME TAXES                                             11,593        11,348
                                                              ----------    ----------

DEFERRED RENT                                                      1,212         1,357
                                                              ----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value,  40,000,000 shares
      authorized,  29,490,000 and 29,520,000 shares
      issued and outstanding, respectively                           295           295
    Paid-in capital                                               68,260        68,826
    Retained earnings                                             13,273        12,062
    Less:  1,347,000 shares of common stock held in
      treasury at cost                                            (9,355)       (9,355)
    Unrealized loss on investments                                (1,325)         (728)
    Cumulative translation adjustment                             (2,246)       (1,561)
    Deferred compensation                                            (73)         (831)
                                                              ----------    ----------
                 Total stockholders' equity                       68,829        68,708
                                                              ----------    ----------
                 Total liabilities and stockholders' equity   $  172,686    $  181,680
                                                              ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.


             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS AS OF JUNE 30, 1995
                                 (in thousands)


                                                          Six months ended June 30,
                                                             1995          1994
                                                          (unaudited)   (unaudited)
                                                          -----------   -----------

Cash flows from operating activities:
    Net income                                             $  1,211    $    964
    Adjustments to reconcile net income to net cash
      provided by (used in) by operating activities:
        Depreciation and amortization                         6,088       4,936
        Provision for loss on disposal of
          discontinued operations                                --         732
        Deferred income taxes                                   316       1,393
        Deferred rent benefit                                  (144)       (145)
        Deferred compensation expense                           192         287
        Loss on sale of property and equipment                   (3)        --
        Change in assets and liabilities:
             (Increase) decrease in accounts
               receivable, net                                2,322      (3,915)
             (Increase) decrease in supply inventories,
               prepaid expenses and other current assets        667        (363)
             (Increase) decrease in other assets                 --        (952)
             Change in assets and liabilities of
               discontinued operations                           29         484
             Increase (decrease) in accounts payable
               and accrued liabilities                       (3,370)     (3,051)
             Increase (decrease) in current income
               taxes                                            276        (141)
             Increase (decrease) in advance billings            933      (3,432)
                                                           --------    --------
Net cash provided by (used in) operating activities           8,517      (3,203)
                                                           --------    --------

Cash flows from investing activities:
    Purchases of property and equipment                      (5,054)     (6,674)
    Proceeds from sale of property and equipment              2,061          --
                                                           --------    --------
Net cash used in investing activities                        (2,993)     (6,674)
                                                           --------    --------

Cash flows from financing activities:
    Short-term bank borrowings (repayments), net                 --     (17,524)
    Repayment of long-term debt                             (49,666)    (11,766)
    Other long-term borrowings                               42,250      33,653
    Proceeds from issuance of common stock                       --         418
                                                           --------    --------
Net cash provided by (used in) financing activities          (7,416)      4,781
                                                           --------    --------

Effect of exchange rate changes on cash                      (1,125)        294
                                                           --------    --------
Net increase (decrease) in cash and cash equivalents
                                                             (3,017)     (4,802)
Cash and cash equivalents, beginning of the period            7,944      10,549
                                                           --------    --------
Cash and cash equivalents, end of the period               $  4,927    $  5,747
                                                           ========    ========


                 SUPPLEMENTAL INFORMATION

Cash Paid:
     Interest expense, net of amount capitalized           $  1,647    $  1,368
                                                           ========    ========

     Income Taxes                                          $    261    $    174
                                                           ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements


1.   BASIS OF PRESENTATION
     ---------------------

     The financial statements as of June 30, 1995, and for the three months and for the six months ended June 30, 1995 and 1994, are unaudited. In the opinion of management of Applied Bioscience International Inc. (the "Company"), the unaudited financial statements as of June 30, 1995, and for the three months and for the six months ended June 30, 1995 and 1994, include all adjustments consisting of normal recurring accruals necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results expected for the full year.

2.   SEGMENT RESULTS

     Results of the continuing operations by business segment are as follows (unaudited, dollars in thousands):

                                     Three months ended         Six months ended
                                         June 30,                  June 30,
                                      1995       1994          1995        1994
                                    --------    --------     --------     --------
NET REVENUES
     Pharmaco LSR                  $  35,164    $  33,168    $  68,518    $  62,880
     APBI Environmental Sciences      12,728       11,771       25,147       22,254
                                   ---------    ---------    ---------    ---------
Total                              $  47,892    $  44,939    $  93,665    $  85,134
                                   =========    =========    =========    =========

OPERATING INCOME
     Pharmaco LSR                  $   1,589    $   2,196    $   3,151    $   3,264
     APBI Environmental Sciences       2,477        2,753        4,929        5,290
     Corporate and other              (2,160)      (2,564)      (4,707)      (5,019)
                                   ---------    ---------    ---------    ---------
Total                              $   1,906    $   2,385    $   3,373    $   3,535
                                   =========    =========    =========    =========

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

4.   FINANCING AGREEMENT
     -------------------

     On May 24, 1994 the Company completed a refinancing of its principal credit facility. The three-year facility consists of a term loan of $25,000,000 and a secured revolving line of credit of $20,000,000. Approximately 84% or $21,111,000 of the term loan accrues interest at a fixed rate of 9.25% per annum and the remainder bears interest at the prime rate plus 1.0%. Repayment of principal is scheduled to begin on September 1, 1995 at $892,900 per quarter. The secured revolving line of credit accrues interest at the prime rate plus 1.0%. The proceeds from the loan were used to repay in full the Company's then existing bank facility and a portion of its other long-term debt and working capital debt. The unused portion will be used to provide working capital and for general corporate purposes.

5.   NEW ACCOUNTING PRONOUNCEMENT
     ----------------------------

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), issued in May 1993, changes the accounting treatment of certain equity investments. The Company implemented SFAS 115 during the first quarter of 1994 with respect to its investment in the common stock of EnSys. Under SFAS 115, the Company's investment in EnSys is classified as "available for sale" and is carried at its fair value of $2,371,000. Unrealized losses of $1,325,000 are reported as a separate component of stockholders' equity.

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

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------
General
-------

     Applied Bioscience International Inc. (the "Company") recorded net revenues for the quarter ended June 30, 1995, of $47,892,000, a 6.6% increase from the second quarter of 1994. Net revenues from the Company's life sciences business ("Pharmaco LSR") were up 6.0% from the second quarter of 1994. Net revenues from the Company's Environmental Sciences Group ("APBI Environmental Sciences Group") were up 8.1% compared to the comparable period last year.

     Net income for the second quarter of 1995 was $775,000, or $0.03 per share compared to $512,000, or $0.02 per share for the second quarter of 1994. The second quarter net income for 1994 includes a charge of $686,000 or $0.02 per share loss from discontinued operations. The second quarter net income compares favorably to the net income of $436,000 or $0.02 per share reported in the first quarter of 1995.

     The Company believes, from a strategic standpoint, that its clinical development services and environmental consulting businesses continue to provide the best opportunities for profitable growth and enhancement of shareholder value. As a result, the Company has decided to pursue the divestiture of its toxicology based business trading as Pharmaco LSR Toxicology Services World-wide from laboratories in Suffolk, England and New Jersey, USA. The Company's previously announced divestiture plan with respect to its Astrix division, which sells and licenses certain software products, was completed during the second week of August.

     The Company in consultation with its outside compensation firm and ENVIRON's senior management, has been reviewing appropriate incentive compensation programs for the ENVIRON business unit. As part of such review, the Company has undertaken to provide significant enhancement to its Economic Value Added (EVA) plan and to provide a new supplemental long-term incentive compensation program that utilizes the performance-related award of stock options or other retention-based awards. The employment agreements with the four ENVIRON founders will not be continued after September and their employment, and that of essentially all senior management and staff, will be on an at-will basis.

Three Months Ended June 30, 1995, versus Three Months Ended June 30, 1994
-------------------------------------------------------------------------

     Net revenues increased $2,953,000 (6.6%) to $47,892,000 for the three months ended June 30, 1995, from $44,939,000 for the three months ended June 30, 1994. Of such increase, $1,996,000 (67.6%) was attributable to the Company's life sciences business, and $957,000 (32.4%) was attributable to the Company's environmental sciences business.

     The increase in net revenues of Pharmaco LSR was due principally to the continued increase in demand for the Company's clinical development services. The clinical development services business in North America and Europe, which also includes the Company's biostatistical services in North America and Europe, reported a net revenue increase of $2,073,000 (16.8%) to $14,444,000 for the three months ended June 30, 1995, from $12,371,000 for the same period last year. Net revenues from the Company's clinics, labs, and toxicology business reported a slight decrease of $199,000 (1.0%) to $20,562,000 for the quarter as compared to $20,761,000 for comparable period last year. Though relatively flat with last year, second quarter 1995 net revenues for the clinics, labs, and toxicology business grew 8.5% compared to the first quarter of 1995.

     The $957,000 increase in net revenues in the APBI Environmental Sciences Group resulted from a 13.3% net revenue increase in ENVIRON. Net revenues from ENVIRON of $12,724,000 were $1,490,000 higher than net revenues of $11,234,000 in the second quarter of 1994. Partially offsetting ENVIRON's net revenue increase versus last year was $405,000 of net revenue reported in the second quarter last year without corresponding revenue in the second quarter of 1995 due to a one-time sale of a laboratory software license.

     Direct costs increased in the second quarter by $3,121,000 (10.3%) over the second quarter last year. Of such increase, $1,759,000 was attributable to Pharmaco

LSR and $1,362,000 was attributable to the APBI Environmental Sciences Group. The increase in the direct costs of Pharmaco LSR relates to the overall increase in business. The 7.7% increase in direct costs in Pharmaco LSR is slightly higher than the net revenue increase previously mentioned due to higher physician costs on fixed priced contracts. Consequently, as a percentage of net revenue, direct costs of Pharmaco LSR increased to 70.4% in the second quarter of 1995 as compared to 69.3% during the second quarter last year. In the APBI Environmental Sciences Group, the percentage of direct costs to net revenues increased to 68.7% from 62.7%. The increase was principally attributable to the start up of the new air sciences office in Novato, California, ($480,000) and an overall increase in staffing by ENVIRON. For comparative purposes, ENVIRON's performance excluding the Novato operation, reported an increase of direct costs of 10.3%, which is consistent with the comparable revenue increase of 11.6%. The percentage of direct costs to net revenues in the APBI Environmental Sciences Group was also adversely affected by $124,000 of cost associated with the Astrix laboratory software division in the second quarter this year without a corresponding cost last year.

     Selling, general and administrative expenses increased $311,000 (2.6%) to $12,494,000 in the second quarter of 1995 compared to $12,183,000 for the same period last year. As a percentage of net revenues, selling, general and administrative expenses decreased to 26.1% in 1995 compared to 27.1% in 1994. The lower percentage to net revenues is primarily attributable to lower marketing costs ($219,000) offset by an increase in general and administrative expenses of $530,000, reflecting a 5.5% increase compared to last year. The increase in general and administrative expenses related to depreciation expense ($160,000) associated with the new accounting system and additional staffing and salary adjustments ($370,000).

     Operating income decreased $479,000 (20.1%) to $1,906,000 in the second three months of 1995 as compared to $2,385,000 for the second three months of 1994. As a percentage of net revenue, operating income decreased to 4.0% in 1995 compared to 5.3% in 1994.

     Interest expense, net of interest income, increased to $779,000 in the second quarter of 1995 from $621,000 in the second quarter of 1994 due principally to higher interest rates and higher average borrowing levels.

     Net income increased to $775,000 for the three months ended June 30, 1995, compared to $512,000 for the three months ended June 30, 1994.

Six Months Ended June 30, 1995, versus Six Months Ended June 30, 1994
---------------------------------------------------------------------

     Net revenues increased $8,531,000 (10.0%) to $93,665,000 for the six months ended June 30, 1995, from $85,134,000 for the six months ended June 30, 1994. Of such increase, $5,638,000 (66.1%) was attributable to Pharmaco LSR, and $2,893,000 (33.9%) was attributable to the APBI Environmental Sciences Group.

     The increase in net revenues of the life sciences business was due principally to the continued increase in demand for the Company's clinical development services. The clinical development services business in North America and Europe, which also includes the Company's biostatistical services in North America and Europe, reported a net revenue increase of $5,589,000 (24.2%) to $28,721,000 for the six months ended June 30, 1995, from $23,132,000 for the same period last year. Net revenues from the Company's clinics, labs, and toxicology business reported a slight decrease of $157,000 (0.4%) to $39,514,000 for the half as compared to $39,671,000 for the comparable period last year. Net revenues in the clinics, labs, and toxicology business were impacted by several project delays and cancellations at the analytical laboratory in Richmond, Virginia ($500,000) and lower volume at the toxicology facility in New Jersey ($1,100,000).

     The $2,893,000 increase in net revenues in the APBI Environmental Sciences Group resulted from a 17.0% net revenue increase in ENVIRON. Net revenues from ENVIRON of $25,135,000 were $3,656,000 higher than net revenues of $21,479,000 in the first half of 1994. Offsetting ENVIRON's net revenue increase versus last year was a $762,000 decrease relating to the 1994 laboratory software license revenue ($405,000) as well as other miscellaneous net revenues reported in the first half last year without corresponding revenue in 1995.

     Direct costs increased in the first half by $7,411,000 (12.6%) over the first half of last year. Of such increase, $4,041,000 was attributable to Pharmaco LSR and $3,370,000 was attributable to the APBI Environmental Sciences Group. The increase in the direct costs of Pharmaco LSR relates to the overall increase in business. The 9.0% increase in direct costs in Pharmaco LSR equals the net revenue increase for the same period. As a percentage of net revenue, direct costs of the life science business stayed at 71.2% for the first half of 1995 and 1994. In the environmental sciences business, the percentage of direct costs to net revenues increased to 69.3% from 63.2%. The increase was attributable to start up of the new air sciences office in Novato, California ($875,000) and increased staffing in other ENVIRON offices to support the increased volume of business. The number of ENVIRON employees increased from 287 at the end of June 1994 to 331 at the end of June 1995, representing a 15% increase.

     Selling, general and administrative expenses increased $1,282,000
(5.6%) to $24,062,000 in the first half of 1995 compared to $22,780,000 for the same period last year. As a percentage of net revenues, selling, general and administrative expenses decreased to 25.7% in 1995 compared to 26.8% in 1994. The dollar increase was primarily attributable to expenses related to the Company's investment in a new accounting system and improvements in information technology. The investments in the form of computer and systems personnel, higher depreciation and amortization of hardware and software, as well as higher communications costs, allow the Company to better manage data flow and collection to improve the overall speed and quality of service to our clients.

     Operating income decreased $162,000 (4.6%) to $3,373,000 in the first six months of 1995 as compared to $3,535,000 for the first six months of 1994. As a percentage of net revenue, operating income decreased to 3.6% in 1995 compared to 4.2% in 1994.

     Interest expense, net of interest income, increased to $1,537,000 in the first half of 1995 from $1,055,000 in the first half of 1994 due principally to an increase in the prime rate by approximately three hundred basis points.

     Net income increased to $1,211,000 for the six months ended June 30, 1995, compared to $964,000 for the same period in 1994.

Liquidity
---------

     During the first half of 1995, the Company expended $5,054,000 for capital additions. Expenditures included $1,476,000 for expansion and improvement of offices and laboratory testing facilities and $3,578,000 for new laboratory, office and computer equipment. Capital expenditures were less than the comparable period in the prior year and represent a trend toward less spending on buildings and more on scientific equipment and computer upgrades. During the second quarter of 1995 the Company sold a building and used the proceeds to repay approximately $2,000,000 on a mortgage and the revolving credit facility.

     On May 24, 1994, the Company completed a refinancing of its principal credit facility. The three-year facility consists of a term loan of $25,000,000 and a secured revolving line of credit of $20,000,000. Approximately 84% or $21,111,000 of the term loan accrues interest at a fixed rate of 9.25% per annum and the remainder bears interest at the prime rate plus 1.0%. Repayment of the principal is scheduled to begin on September 1, 1995 at $892,900 per quarter. The secured revolving line of credit accrues interest at the prime rate plus 1.0%. The variable rate is subject to reduction at March 31, 1995, and each quarter thereafter if certain covenants related to financial performance are met. Based on the first quarter of 1995, the variable rate was reduced from 1.5% to 1.0% over prime. During the first half of 1995 the Company arranged a $3,000,000 master lease agreement to provide a means to lease rather than acquire certain equipment for use in the United States without drawing on its principal credit facility. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of June 30, 1995, the Company has $4,927,000 of cash and cash equivalents on hand and has $18,198,000 available under its lines of credit.

     The Company believes that cash flow generated by its own operating activities, together with its current borrowing capacity, is adequate to finance its world-wide operations and normal growth of its business. The Company is not aware of any new trends, events or uncertainties that will have a material effect on its future liquidity. Accordingly, the Company expects to repay its outstanding indebtedness through cash generated by its operations, refinancing of its outstanding indebtedness or some combination thereof. Further growth of the Company's business also may be funded through additional borrowings, the sale of non-strategic assets or through issuance of shares of common stock by the Company.

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings.
         -----------------

         None.

ITEM 2.  Changes in Securities.
         ---------------------

         Not Applicable.

ITEM 3.  Defaults upon Senior Securities.
         -------------------------------

         Not Applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

             (a) The 1995 Annual Meeting of Stockholders of the Company was
                 held on June 22, 1995.

             (b) At the Annual Meeting, one director of the Company was reelected. Frederick Frank was elected to serve for a term ending at the Annual Meeting of Stockholders to be held in 1998 and until his successor is elected and qualified. The other members of the Board of Directors, each of whose terms of office as director continued after the meeting are as follows: Kenneth H. Harper, Steven A. Fleckman, Frank E. Loy and Thomas J. Russell.

                                       For         Against
                 Frederick Frank    22,075,857     542,924

             (c) At the Annual Meeting, the following proposals also were voted upon:

                    (i) The stockholders voted on a proposal to establish a
                        Stock Option Plan for Outside Directors. The proposal was approved by the following vote:

                        For           Against         Abstain
                    19,118,079       2,386,145         58,627

                   (ii) The stockholders voted on a proposal to amend the APBI
                        Stock Incentive Program (1990) to increase the number of shares of APBI Common Stock reserved for grants of options and restricted stock awards under such Program from 5,000,000 to 6,500,000. The proposal was approved by the following vote:

                        For            Against        Abstain
                        13,398,978   7,531,997         61,631

             (d) Not applicable.

ITEM 5. Other Information.
        -----------------

        None.

ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

           (a) Exhibit No. (11) Computation of Earnings Per Share. Exhibit No. (27) Financial Data Schedule

           (b)      Reports on Form 8-K.
                     None

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


                                          APPLIED BIOSCIENCE INTERNATIONAL INC.
                                          -------------------------------------
                                                     (Registrant)



                                          By /s/  Kenneth H. Harper
                                            -----------------------------------
                                                       President
                                               (Chief Executive Officer)


                                           By /s/  Jamie G. Donelan
                                            -----------------------------------
                                                       Controller
                                               (Chief Accounting Officer)


Date:  August 14, 1995

                               INDEX TO EXHIBITS


                                                             Sequential
Exhibit                                                            Page
Number                                                           Number
-------                                                         -------

11.        Computation of Earnings Per Share

27.        Financial Data Schedule