Form 10-Q
period 1995-09-30
APPLIED BIOSCIENCE INTERNATIONAL INC
filed 1995-11-14
CIK 810723

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

Mark One
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1995
                                          ------------------

                                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _______________ to_______________

                       Commission File Number 0-15515
                                              -------

                        APPLIED BIOSCIENCE INTERNATIONAL INC.
               ----------------------------------------------
           (Exact name of registrant as specified in its charter)

        Delaware                                22-2734293
   --------------------               -----------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)


                         4350 N. Fairfax Drive
                      Arlington, VA  22203-1627
                      ---------------------------
               (Address of principal executive offices)
                              (Zip Code)

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

                         Yes    X       No
                             -------       -------



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,976,255 shares of common stock, par value $.01 per share, as of November 1, 1995.

                                                    INDEX


Part I.  FINANCIAL INFORMATION                                                                     Page
      Item 1.   Financial Statements.


               Condensed Consolidated Statements of Operations for the
                   Three and Nine Month Periods Ended September 30, 1995 and 1994                      3


               Condensed Consolidated Balance Sheets as of
                   September 30, 1995 and December 31, 1994                                            4


               Condensed Consolidated Statements of Cash Flows for the
                   Nine Month Periods Ended September 30, 1995 and 1994                                5


               Notes to Condensed Consolidated Financial Statements                                    6


      Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                       8


Part II. OTHER INFORMATION

       Item 1.     Legal Proceedings                                                                  12


       Item 2.     Changes in Securities                                                              12


       Item 3.     Defaults upon Senior Securities                                                    12

       Item 4.     Submission of Matters to a Vote of Security Holders                                12


       Item 5.     Other Information                                                                  12


       Item 6.     Exhibits and Reports on Form 8-K                                                   12

SIGNATURES                                                                                            13

                                                PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements



                                APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands, except per share amounts)


                                                                Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                           1995            1994            1995             1994
                                                         ---------       ---------       ----------       ----------
                                                                 (unaudited)                      (unaudited)
Life sciences revenues, net of subcontractor costs of
  $4,857, $4,493, $19,837 and $15,474, respectively        $34,057        $32,389          $102,575         $95,270
Environmental sciences revenues, net of
  subcontractor costs of $1,820, $1,402, $5,063, and
  $3,270, respectively                                      12,184          11,838           37,331           34,091
                                                         ---------       ---------       ----------       ----------
                                                            46,241          44,227          139,906          129,361
                                                         ---------       ---------       ----------       ----------

Direct costs - Life sciences                                23,579          23,147           72,377           67,904
Direct costs - Environmental sciences                        8,283           7,691           25,715           21,753
Selling, general and administrative expenses                12,161          10,543           36,223           33,323
                                                         ---------       ---------       ----------       ----------
                                                            44,023          41,381          134,315          122,980
                                                         ---------       ---------       ----------       ----------

Operating income                                             2,218          2,846             5,591            6,381
Interest - expense                                            (894)          (972)           (2,541)          (2,330)
         - income                                               29            139               139              442
Other income                                                   267             91               554              217
                                                         ---------       ---------       ----------       ----------
Income from continuing operations before provision
  for income taxes                                           1,620           2,104            3,743            4,710
Provision for income taxes                                     819             745            1,731            1,597
                                                         ---------       ---------       ----------       ----------

Income from continuing operations                              801           1,359            2,012            3,113
                                                         ---------       ---------       ----------       ----------

Discontinued operations:
  Loss from discontinued operations, net of income
    tax benefit of $0, $0, $0, and $128,
    respectively                                              -               -                -                (285)
  Estimated loss on disposal of ETC and Paragon, net
    of income tax benefit of $0, $0, $0 and $227,
    respectively                                              -             (2,533)            -              (3,038)
                                                         ---------       ---------       ----------       ----------
Loss from discontinued operations                             -             (2,533)            -              (3,323)
                                                         ---------       ---------       ----------       ----------

Net income (loss)                                          $   801         $(1,174)         $ 2,012          $  (210)
                                                         =========       =========       ==========       ==========

Weighted average number of common shares outstanding        28,778          28,470           28,530           28,441
                                                         =========       =========       ==========       ==========

Earnings (loss) per common share:
  Income from continuing operations                          $0.03           $0.05            $0.07            $0.11
  Loss from discontinued operations                           -              (0.09)            -               (0.12)
                                                         ---------       ---------       ----------       ----------
Earnings (loss) per share                                    $0.03          ($0.04)           $0.07           ($0.01)
                                                         =========       =========       ==========       ==========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands, except share data)

                                                                  September 30,       December 31,
                                                                       1995               1994
                                                                   (unaudited)          (audited)
                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $  6,114                $  7,944
  Accounts receivable, net                                            63,778                  63,585
  Supply inventories                                                   1,202                   1,163
  Income tax receivable                                                1,122                   2,297
  Prepaid expenses and other current assets                            5,637                   6,077
                                                                  ----------              ----------
        Total current assets                                          77,853                  81,066

PROPERTY AND EQUIPMENT, at cost less accumulated
  depreciation and amortization                                       81,056                  82,905
GOODWILL, less accumulated amortization                                9,855                   5,738
OTHER ASSETS                                                           7,258                   8,982
NON-CURRENT ASSETS of discontinued operations, net                     4,153                   2,989
                                                                  ----------              ----------
        TOTAL ASSETS                                                $180,175                $181,680
                                                                  ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                              $  4,101                $  2,406
  Accounts payable                                                     2,833                   6,156
  Accrued liabilities                                                 24,295                  24,619
  Advance billings                                                    19,718                  23,649
  Current liabilities of discontinued operations, net                    146                     553
                                                                  ----------              ----------
        Total current liabilities                                     51,093                  57,383
LONG-TERM DEBT                                                        42,815                  42,884
DEFERRED INCOME TAXES                                                 11,500                  11,348
DEFERRED RENT                                                          1,121                   1,357
                                                                  ----------              ----------
        Total liabilities                                            106,529                 112,972
                                                                  ----------              ----------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 40,000,000 shares authorized,
    29,684,000 and 29,520,000 shares issued and outstanding,
    respectively                                                         297                     295
  Paid-in capital                                                     69,177                  68,826
  Retained earnings                                                   13,097                  12,062
  Treasury stock, at cost, 713,000 and 1,347,000 shares,
    respectively                                                      (4,335)                 (9,355)
  Unrealized loss on investments                                      (1,964)                   (728)
  Cumulative translation adjustment                                   (2,266)                 (1,561)
  Deferred compensation                                                 (360)                   (831)
                                                                  ----------              ----------
      Total stockholders' equity                                      73,646                  68,708
                                                                  ----------              ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $180,175                $181,680
                                                                  ==========              ==========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES


                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)

                                                                           Nine Months Ended September
                                                                                        30,
                                                                            1995               1994
                                                                         --------------     --------------
                                                                                  (unaudited)
Cash flows from operating activities:
  Net income (loss)                                                       $  2,012             $   (210)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
    Depreciation and amortization                                            8,736                7,509
    Provision for loss on disposal of discontinued operations                 -                   3,232
    Deferred income taxes                                                      940                1,900
    Deferred rent benefit                                                     (236)                (215)
    Deferred compensation expense                                              288                  430
    Change in operating assets and liabilities                             (12,559)             (14,443)
                                                                        ----------           ----------
        Net cash used in operating activities                                 (819)              (1,797)
                                                                        ----------           ----------

Cash flows from investing activities:
  Purchases of property and equipment, net                                  (5,781)             (11,660)
                                                                        ----------           ----------

Cash flows from financing activities:
  Short-term bank borrowings (repayments), net                                -                 (17,737)
  Repayment of long-term debt                                              (68,194)             (13,490)
  Long-term borrowings                                                      69,800               38,403
  Other                                                                      4,579                  534
                                                                        ----------           ----------
        Net cash provided by financing activities                            6,185                7,710
                                                                        ----------           ----------

Effect of exchange rate changes on cash                                     (1,415)                 838
                                                                        ----------           ----------
Net decrease in cash and cash equivalents                                   (1,830)              (4,909)
Cash and cash equivalents, beginning of the period                           7,944               10,549
                                                                        ----------           ----------
Cash and cash equivalents, end of the period                              $  6,114             $  5,640
                                                                        ==========           ==========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

            APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.   BASIS OF PRESENTATION
     ---------------------

  The accompanying condensed consolidated financial statements include the accounts of Applied Bioscience International Inc. (the "Company") and its subsidiaries. The accompanying unaudited interim condensed consolidated financial statements reflect all the normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three month and nine month periods ended September 30, 1995 may not necessarily be indicative of the results for the entire fiscal year.

  These financial statements should be read in conjunction with the Company's annual audited financial statements, as filed with the Securities and Exchange Commission on Form 10-K, for the year ended December 31, 1994.

2.   SEGMENT RESULTS
     ---------------

  Results of the continuing operations by business segment are as follows (unaudited, dollars in thousands):

                                               Three months ended           Nine months ended
                                                 September 30,                September 30,
                                            1995         1994              1995          1994
                                          ---------    ---------         ---------     ---------

NET REVENUES
   Life sciences                            $34,057      $32,389          $102,575      $ 95,270

   Environmental sciences                    12,184       11,838            37,331        34,091
                                          ---------    ---------         ---------     ---------
Total                                       $46,241      $44,227          $139,906      $129,361
                                          ---------    ---------         ---------     ---------


OPERATING INC0ME
   Life sciences                            $ 1,917      $ 2,020          $  5,067      $  5,284


   Environmental sciences                     2,650        2,436             7,580         7,726
   Corporate and other                       (2,349)      (1,610)           (7,056)       (6,629)
                                          ---------    ---------         ---------     ---------
Total                                       $ 2,218      $ 2,846          $  5,591      $  6,381
                                          ==========   =========         =========     =========

3.   DISCONTINUED OPERATIONS
     -----------------------

  As of December 31, 1993, APBI adopted a plan to divest ETC, its analytical laboratory division. In connection with the plan, APBI wrote down its investment in ETC to estimated net realizable value and provided for losses until its expected disposition. On August 3, 1994, the Company's subsidiary APBI Environmental Sciences Group, Inc. along with PACE, Inc. and Coast-to-Coast Analytical Services, Inc. each contributed to PACE Incorporated ("PACE"), a newly formed entity, substantially all of the assets used in their respective environmental laboratory businesses. This was the first step in the ultimate disposition of ETC. In the fourth quarter of 1994, the Company recorded additional writedowns to reduce the carrying value of the investment to the current net realizable value. At September 30, 1995, the Company's carrying value of this investment was approximately $3.5 million.

  In October 1995, the board of directors of PACE adopted a divestiture plan which contemplates the sale of substantially all of the company's laboratories in a series of transactions over the next several months. Although it has not yet been determined, management believes that these transactions will have a material adverse effect on the net realizable value of its remaining investment.

4.   EARNINGS PER COMMON SHARE
     -------------------------

  Earnings per common share were computed using the weighted average number of common stock and common stock equivalents outstanding during the year. Common equivalent shares are calculated using the treasury stock method and consist primarily of shares issuable upon exercise of stock options.

5.   ACQUISITION
     -----------

   On August 18, 1995, the Company through its newly formed subsidiary, Clinix International Inc., acquired the business and assets of the Chicago Center for Clinical Research ("CCCR"), a nationally recognized organization conducting clinical trials in pharmaceuticals and food and nutrition. The consideration consisted of 634,178 shares of APBI common stock valued at $4,043,000, together with the assumption or retirement of substantially all of CCCR's outstanding indebtedness and other related liabilities. As a result of this transaction, the Company recorded $4,417,000 in goodwill which is being amortized on a straight-line basis over a period of 15 years.

6.   SUBSEQUENT EVENTS
     -----------------

   On November 1, 1995, the Company entered into a definitive purchase agreement to sell its toxicology laboratories to Huntingdon International Holdings plc ("Huntingdon"). The Company will receive as consideration in the transaction cash proceeds of $32.5 million, plus an upward adjustment for the cash balances to be conveyed as part of the sale of the toxicology businesses. The consideration also includes the Company's acquisition of Huntingdon's Phase I clinical center located in Leicester, England at an agreed upon value of $4.5 million. The Company expects the transaction to close in late November 1995 and will record a loss on the disposition of the toxicology businesses at that time. Completion of the transaction is subject to the satisfaction of a number of closing conditions, including the approval of the shareholders of Huntingdon.

   The Company completed a sale/leaseback transaction involving Pharmaco LSR's owned real estate in Austin, Texas on November 13, 1995. Total gross proceeds in the transaction were $12,000,000. The facilities are leased to the Company as a bond-type net lease with all responsibility of operations and maintenance residing with the Company. The initial term of the operating lease is fifteen years followed by four five-year renewal options. The future minimum annual rent is $1,302,000.

            APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General
-------

   Applied Bioscience International Inc. (the "Company") recorded net revenues for the three months ended September 30, 1995 of $46,241,000, a 4.6% increase from the third quarter of 1994. The Company's Life Sciences Group, which includes Pharmaco LSR and the newly acquired Chicago Center for Clinical Research, produced third quarter revenues of $34,057,000, up $1,668,000 or 5.1% from a year ago. Net revenues for the Company's Environmental Sciences Group were $12,184,000, compared with $11,838,000 (from continuing operations) in the third quarter of 1994, an increase of 2.9%.

   Income from continuing operations in the third quarter totaled $801,000, equivalent to $0.03 per share, compared with income of $1,359,000, or $0.05 per share, in the third quarter of 1994. Including discontinued operations, the Company recorded a net loss in the third quarter of 1994 of $1,174,000, or $0.04 per share.

   Earlier this year, the Company announced the adoption of a strategic plan focusing on the growth and expansion of its clinical development services and environmental consulting businesses. The Company believes that these core businesses provide the best opportunities for profitable growth and enhancement of shareholder value. Consistent with its strategic plan, the Company has undertaken a mix of divestiture and acquisition initiatives aimed at redefining the type of services offered by the Company.

   On November 1, 1995, the Company entered into a definitive purchase agreement to sell its toxicology laboratories to Huntingdon International Holdings plc ("Huntingdon"). The Company will receive as consideration in the transaction cash proceeds of $32.5 million, plus an upward adjustment of for the cash balances to be conveyed as part of the sale of the toxicology businesses.
The consideration also includes the Company's acquisition of Huntingdon's
Phase I clinical center located in Leicester, England at an agreed upon value of $4.5 million. The Company expects the transaction to close in late November 1995 and will record a loss on the disposition of the toxicology businesses at that time. Completion of the transaction is subject to the satisfaction of a number of closing conditions, including the approval of the shareholders of Huntingdon.

   In August of this year, the Company through its newly formed subsidiary, Clinix International Inc., acquired the business and assets of the Chicago Center for Clinical Research ("CCCR"), a nationally recognized organization conducting clinical trials in pharmaceuticals and food and nutrition. The consideration consisted of 634,178 shares of APBI common stock valued at $4,043,000, together with the assumption or retirement of substantially all of CCCR's outstanding indebtedness and other related liabilities. The Company believes, from a strategic standpoint, that the acquisition will augment the clinical development services currently offered by its Life Sciences Group.

   The Company through APBI Environmental Sciences Group continues to own preferred and common stock of PACE Incorporated ("PACE") representing approximately 36% of PACE's weighted average preferred and common stock outstanding, the investment in which is reflected as a discontinued operation. (See Note 3 to the Company's Condensed Consolidated Financial Statements.) In October 1995, the board of directors of PACE adopted a divestiture plan which contemplates the sale of substantially all of PACE's laboratories in a series of transactions over the next several months. The Company believes that these transactions will have a material adverse impact on the net realizable value of its remaining investment in PACE. At September 30, 1995, the Company's carrying value of this investment was approximately $3.5 million.

Three Months Ended September 30, 1995 Versus Three Months Ended September 30,
-----------------------------------------------------------------------------
1994
----

   The Company recorded net revenues for the quarter ended September 30, 1995 of $46,241,000, a 4.6% increase from the third quarter of 1994. Of such increase, $1,668,000 (83%) was attributable to the Company's life sciences business, and $346,000 (17%) was attributable to the Company's environmental sciences business.

   The increase in net revenues of the life sciences business was principally due to the continued increase in demand for the Company's clinical development services. The clinical development services business in North America and Europe, which also includes the Company's biostatistical services in North America and Europe, reported a net revenue increase of $1,318,000 (10.3%) to $14,061,000 for the three months ended September 30, 1995 from $12,743,000 for the same period last year.

   Net revenues from the Company's clinics, laboratories, and toxicology business reported a slight decrease of $324,000 (1.6%) to $19,322,000 for the quarter ended September 30, 1995 as compared to $19,646,000 for the comparable period last year. Net revenues in the clinics, laboratories, and toxicology business were impacted by several project delays and cancellations at the Phase I clinic ($331,000) and at the toxicology businesses in Europe and New Jersey ($1,006,000). The analytical laboratory in Richmond, Virginia, reported a net revenues increase of $1,013,000 (32%) as compared to the same quarter last year. The newly acquired Chicago Center for Clinical Research, purchased in August 1995, reported net revenues of $674,000 for the period from acquisition through September 30, 1995.

   The $346,000 increase in net revenues in the Company's environmental sciences business resulted from a 3.5% net revenue increase from ENVIRON. Net revenues from ENVIRON of $12,199,000 were $408,000 higher than net revenues of $11,791,000 in the third quarter of 1994. Offsetting ENVIRON's net revenue increase versus last year was $62,000 of net revenue reported in the third quarter last year without corresponding revenue in the third quarter of 1995, relating to operating businesses that were discontinued during the later stages of 1994.

   Direct costs increased in the third quarter by $1,024,000 (3.3%) over the third quarter last year. Of such increase, $432,000 was attributable to the Company's Life Sciences Group and $592,000 was attributable to the Company's Environmental Sciences Group. The increase in the direct costs of the Life Sciences Group relates to the overall increase in business. The 1.9% increase in direct costs in the Life Sciences Group compares favorably to the net revenue increase previously mentioned. Consequently, as a percentage of net revenue, direct costs of the Life Sciences Group decreased to 69.2% in the third quarter of 1995 as compared to 71.5% during the third quarter last year. The decrease in direct costs as a percentage of net revenues is principally due to lower personnel costs as a result of fewer full-time equivalent employees in Pharmaco LSR in 1995 as compared to 1994. At the end of the quarter, Pharmaco LSR's 1,543 full-time equivalents compared favorably to the 1,648 employees at the same point in time last year. In the environmental sciences business, the percentage of direct costs to net revenues increased to 68.0% from 65.0%. The increase was attributable to start up of the new air sciences office in Novato, California. After adjusting for the new office in California, direct costs in the third quarter this year would represent 65.6% of net revenues.

   Selling, general and administrative expenses increased $1,618,000 (15.3%) to $12,161,000 in the third quarter of 1995 compared to $10,543,000 for the same period last year. As a percentage of net revenues, selling, general and administrative expenses increased to 26.3% in 1995 compared to 23.8% in 1994. The increase in selling, general and administrative expenses related to: additional expense related to the acquisition of CCCR and the opening of the office in Novato, California in 1995 ($380,000), higher costs for insurance claims ($200,000), higher pension and employee benefit costs ($450,000), and expenses relating to the Company's investment in a new accounting system and improvements in information technology.

   Operating income decreased $628,000 (22.1%) to $2,218,000 in the third quarter of 1995 as compared to $2,846,000 in the third quarter of 1994. As a percentage of net revenue, quarterly operating income decreased to 4.8% in 1995 compared to 6.4% in 1994 primarily due to the increase in selling, general and administrative expenses.

   Other income increased 193.4% to $267,000 in the third quarter of 1995 as compared to $91,000 in the third quarter of 1994 primarily due to favorable exchange rate fluctuations.

   Net income for the third quarter of 1995 was $801,000 or $0.03 per share compared to a loss of $1,174,000 or $0.04 per share for the third quarter of 1994. The third quarter net income of 1994 includes a charge of $2,533,000 or $0.09 per share from discontinued operations. The charge incurred in the third quarter of 1994 related to additional reserves for the Company's investment in PACE, the environmental laboratory business formed in August, 1994. Net income from continuing operations decreased 41% primarily due to an increase in operating expenses and an increase in the effective tax rate from 35.4% to 50.4%.

Nine Months Ended September 30, 1995 Versus Nine Months Ended September 30, 1994
--------------------------------------------------------------------------------

   The Company recorded net revenues for the nine months ended September 30, 1995 of $139,906,000, a 8.2% increase from the same nine months of 1994. Of such increase, $7,305,000 (69%) was attributable to the Company's life sciences business and $3,240,000 (31%) was attributable to the Company's environmental sciences business. Net revenues from the Company's life sciences business were up 7.7% from the same period of 1994. Net revenues from the Environmental Sciences Group were up 9.5% compared to the comparable period last year.

   The increase in net revenues of the life sciences business was principally due to the continued increase in demand for the Company's clinical development services. The clinical development services business in North America and Europe, which also includes the Company's biostatistical services in North America and Europe, reported a net revenue increase of $7,395,000 (20.7%) to $43,065,000 for the nine months ended September 30, 1995 from $35,670,000 for the same period last year.

   Net revenues from the Company's clinics, laboratories, and toxicology business reported a slight decrease of $764,000 (1.3%) to $58,836,000 for the first three quarters of 1995 as compared to $59,600,000 for the comparable period last year. Net revenues in the clinics, laboratories, and toxicology business were impacted by several project delays and cancellations at the analytical laboratory in Richmond, Virginia, and at the toxicology businesses in Europe and New Jersey.

   The $3,240,000 increase in net revenues in the Company's environmental sciences business resulted from a 12.2% net revenue increase in ENVIRON. Net revenues from ENVIRON of $37,333,000 were $4,063,000 higher than net revenues of $33,270,000 in the first three quarters of 1994. Offsetting ENVIRON's net revenue increase versus last year was $823,000 of net revenue reported in the first three quarters of last year without any material corresponding revenue in the first three quarters of 1995, relating to operating businesses that were discontinued during the later stages of 1994.

   Direct costs increased in the first three quarters of 1995 by $8,435,000 (9.4%) over the first three quarters of last year. Of such increase, $4,473,000 was attributable to the Company's Life Sciences Group and $3,962,000 was attributable to the Company's Environmental Sciences Group. The increase in the direct costs of the Life Sciences Group relates to the overall increase in business. The 6.6% increase in direct costs in the Life Sciences Group compares favorably to the net revenue increase of 7.7%. Consequently, as a percentage of net revenue, direct costs of the Life Sciences Group decreased to 70.6% in the first three quarters of 1995 as compared to 71.3% during the first three quarters of last year. The decrease in percentage of direct costs to net revenue is attributable to higher employee utilization rates coupled with fewer employees than the comparable period last year. In the environmental sciences business, the percentage of direct costs to net revenues increased to 68.9% from 63.8%. The increase was attributable to start up of the new air sciences office in Novato, California ($1,383,000), and increased personnel expense in other ENVIRON offices to support the business's growth. The number of ENVIRON employees increased from 306 at the end of September 1994 to 335 at the end of September 1995, representing a 9.5% increase.

   Selling, general and administrative expenses increased $2,900,000 (8.7%) to $36,223,000 in the first three quarters of 1995 compared to $33,323,000 for the same period last year. As a percentage of net revenues, selling, general and administrative expenses were 25.9% in 1995 compared to 25.8% in 1994. The increase in selling, general and administrative expenses relates primarily to the acquisition of CCCR and opening of the office in Novato, California in 1995 ($500,000), higher employee benefit costs ($970,000), higher computer hardware depreciation ($395,000), and costs associated with the wide-area network ($303,000).

   Operating income decreased $790,000 (12.4%) to $5,591,000 in the first nine months of 1995 as compared to $6,381,000 for the first nine months of 1994. As a percentage of net revenue, operating income decreased to 4.0% in 1995 compared to 4.9% in 1994.

   Interest expense, net of interest income, increased to $2,402,000 in the third quarter of 1995 from $1,888,000 in the third quarter of 1994 due principally to an increase in the prime rate by approximately three hundred basis points.

   Other income increased 155.3% to $554,000 in the first three quarters of 1995 as compared to $217,000 in the first three quarters of 1994 primarily due to favorable exchange rate fluctuations.

   The effective tax rate was 46.2% at the end of the quarter versus 33.9% for the same period in 1994. The increase is primarily attributable to the effect of permanent differences and non-deductible foreign operating losses.

   Net income for the first three quarters of 1995 was $2,012,000 or $0.07 per share compared to a net loss of $210,000 or $0.01 per share for the first three quarters of 1994. The nine months results for 1994 were unfavorably impacted by $3,323,000, primarily for the estimated losses on the disposal of ETC and Paragon. Net income for the first nine months of 1994 before discontinued operations was $3,113,000 or $0.11 per share reflecting a 35.4% decrease due primarily to increases in operating expenses and an increase in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

   During the nine months ended September 30, 1995, the Company experienced a net decrease in cash from operating activities of $819,000 primarily due to decreases in accounts payable and advance billings. Capital expenditures totaling $7,861,000 included $2,029,000 for expansion and improvement of offices and laboratory testing facilities and $5,832,000 for new laboratory, office, and computer equipment.

   In 1994, the Company refinanced its principal credit facility. The three-year facility consists of a term loan of $25,000,000 and a secured revolving line of credit of $20,000,000. Approximately 84% or $21,111,000 of the term loan accrues interest at a fixed rate of 9.25% per annum and the remainder bears interest at the prime rate plus 1.0%. Repayment of the principal began on September 1, 1995 at $892,900 per quarter. The secured revolving line of credit accrues interest at the prime rate plus 1.0%. The variable rate is subject to reduction if certain covenants related to financial performance are met. Based on the first and second quarters of 1995, the variable rate was reduced from 1.5% to 1.0% over prime. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of September 30, 1995, the Company has $6,114,000 of cash and cash equivalents on hand and has $3,641,000 available under its lines of credit.

   In February 1995 the Company arranged a $3,000,000 master lease agreement to provide a means to lease rather than acquire certain equipment for use in the United States without drawing on its principal credit facility.

   The Company completed a sale/leaseback transaction involving Pharmaco LSR's owned real estate in Austin, Texas on November 13, 1995. Total gross proceeds from the transaction were $12,000,000. The facilities are leased to the Company as a bond-type net lease with all responsibility of operations and maintenance residing with the Company. The initial term of the operating lease is fifteen years followed by four five-year renewal options. The future minimum annual rent is $1,302,000 with renewals at the then current market value. The net proceeds from the sale/leaseback transaction will be used to repay the remaining mortgage balance on the referenced properties and the remaining cash will be applied to the Company's revolving line of credit.

   On November 1, 1995, the Company entered into a definitive purchase agreement with Huntingdon International Holdings plc ("Huntingdon") whereby Huntingdon would purchase the Company's two toxicology laboratories. In exchange, the Company would receive cash consideration of $32.5 million as well as Huntingdon's Phase I clinical center located in Leicester, England. The Company expects the transaction to close in late November 1995 and anticipates using the cash proceeds to repay its revolving line of credit and all of the remaining balance on its term loan. It is anticipated that the Company will retain the revolving portion of the current credit facility.

   The Company believes that cash flow generated by its own operating activities, together with its current borrowing capacity, is sufficient to finance its world-wide operations and normal growth of its business at least through 1996. Further growth of the Company's business also may be funded through additional borrowings, the sale of non-strategic assets or through issuance of shares of common stock by the Company.

                            PART II OTHER INFORMATION

ITEM 1.   Legal Proceedings - None

ITEM 2.   Changes in Securities - Not Applicable

ITEM 3.   Defaults upon Senior Securities - Not Applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders - Not Applicable

ITEM 5.   Other Information - None

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)          Exhibit 10.35    Change of Control Agreement by and
                                        between Applied Bioscience International Inc. and Stephen
                                        L. Waechter dated as of June 14, 1995

                       Exhibit 10.36    Employment Agreement by and between Applied
                                        Bioscience International Inc. and Kenneth H. Harper dated
                                        as of September 1, 1995

                       Exhibit 10.37    Restricted Stock Agreement by and between Applied
                                        Bioscience International Inc. and Kenneth H. Harper dated
                                        as of August 15, 1995

                       Exhibit 10.38    Employment Agreement by and between Applied
                                        Bioscience International Inc. and John H. Timoney dated
                                        as of September 1, 1995

                       Exhibit 10.39    Restricted Stock Agreement by and between Applied
                                        Bioscience International Inc. and John H. Timoney dated
                                        as of August 15, 1995

                       Exhibit 10.40a - Non-statutory Stock Option Agreements by and between Applied Bioscience
                               10.40f   International Inc. and Grover C. Wrenn dated as of
                                        September 19, 1995

                       Exhibit 10.41    Separation Agreement by and between Applied
                                        Bioscience International Inc. and Grover C. Wrenn dated
                                        August 25, 1995

                       Exhibit 11       Computation of Earnings Per Share

                       Exhibit 27       Financial Data Schedule

          (b)          Reports on Form 8-K - None

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





                                           APPLIED BIOSCIENCE INTERNATIONAL INC.
                                           -------------------------------------
                                                      (Registrant)



                                        By  /s/   Kenneth H. Harper
                                           -------------------------------------
                                                      President
                                             (Chief Executive Officer)



                                        By  /s/     Jamie G. Donelan
                                           -------------------------------------
                                                      Controller
                                             (Chief Accounting Officer)



       Date:  November 14, 1995

                                 INDEX TO EXHIBITS
                                 -----------------
                                                                                    Sequential
Exhibit                                                                                Page
Number                                                                                Number
-------                                                                               ------
  10.35    Change of Control Agreement by and
           between Applied Bioscience International Inc. and Stephen
           L. Waechter dated as of June 14, 1995

  10.36    Employment Agreement by and between Applied
           Bioscience International Inc. and Kenneth H. Harper dated as of September 1, 1995

  10.37    Restricted Stock Agreement by and between Applied
           Bioscience International Inc. and Kenneth H. Harper dated as of August 15, 1995

  10.38    Employment Agreement by and between Applied
           Bioscience International Inc. and John H. Timoney dated as of September 1, 1995

  10.39    Restricted Stock Agreement by and between Applied
           Bioscience International Inc. and John H. Timoney dated as of August 15, 1995

  10.40a - Non-statutory Stock Option Agreements by and between Applied Bioscience
  10.40f   International Inc. and Grover C. Wrenn dated as of
           September 19, 1995

  10.41    Separation Agreement by and between Applied
           Bioscience International Inc. and Grover C. Wrenn dated
           August 25, 1995

  11       Computation of Earnings Per Share

  27       Financial Data Schedule