Form 10-K
period 1995-12-31
APPLIED BIOSCIENCE INTERNATIONAL INC
filed 1996-03-28
CIK 810723

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-15515

                     APPLIED BIOSCIENCE INTERNATIONAL INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      22-2734293
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
    4350 NORTH FAIRFAX DRIVE, ARLINGTON, VA                      22203-1627
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 516-2490

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $217,294,271 as of March 15, 1996.

     The number of shares outstanding of the registrant's class of common stock, par value $0.01 per share, was 30,096,162 as of March 15, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders (certain parts as indicated herein Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

COMPANY OVERVIEW

     Applied Bioscience International Inc. (the "Company") is a holding company providing financial and operational support for its subsidiaries which include Pharmaco International Inc. (formerly Pharmaco LSR International Inc.); Clinix International Inc., operating under the trade name of the Chicago Center for Clinical Research ("CCCR"); and APBI Environmental Sciences Group, Inc., operating under the trade name ENVIRON. Together, these companies provide a broad range of research and consulting services in the life and environmental sciences. Services provided include clinical research and development through Pharmaco International Inc. and CCCR, and assessment and management of chemical and environmental health risk through ENVIRON. These services are provided under contract to clients in the pharmaceutical, general chemical, agrochemical, biotechnology, and other industries throughout the world.

     During 1995, the Company successfully pursued a strategic plan for focusing on the growth and expansion of its clinical development services and environmental consulting businesses, which the Company believes provide the best opportunities for profitable growth and enhancement of shareholder value. The Company completed a number of divestitures and acquisitions during the year designed to foster this strategic focus, which are discussed in detail below.

     In addition, the Company retained Lehman Brothers in December of 1995 to evaluate whether shareholder value would be enhanced through a separation of the Company into its two operating groups, the Life Sciences Group and the Environmental Sciences Group, and, if such evaluation is positive, to explore mechanisms through which separation would be best achieved. Lehman Brothers is continuing its evaluation at this time.

     As a result of the recent divestiture and acquisition activity and the Company's decision to evaluate the long-term strategic fit of its operating groups, the Company has determined that the nature of its operations has changed such that it no longer operates in one industry segment. For the year ended December 31, 1995, the Company will begin reporting operating results in two business segments: the Life Sciences Group and the Environmental Sciences Group. (See Note 17 to the Company's consolidated financial statements for business segment data.)

     The Company was incorporated in September 1986 under the laws of the State of Delaware and has grown through internal expansion and acquisitions.

  Life Sciences Group

     The Company's Life Sciences Group provides services through Pharmaco International Inc., a wholly owned subsidiary of the Company, and its wholly owned European subsidiaries (collectively "Pharmaco"); and Clinix International Inc. ("Clinix"), currently operating through one division using the trade name CCCR.

     Pharmaco is a leading full-service contract clinical research organization ("CRO") providing services to customers worldwide in the pharmaceutical, biotechnology and medical device industries. Pharmaco's services support clinical development from Phase I through Phase V and include clinical trials management, biostatistical analysis, data management, analytical chemistry, packaging of clinical trial drugs, regulatory consulting, and Food and Drug Administration ("FDA") liaison services. These services provide a variable cost alternative to the fixed costs associated with in-house pharmaceutical and biotechnology company research and development. Pharmaco is committed to offering high-quality, outsourced clinical research and development services and reducing drug development time.

     Clinix was established in 1995 as a wholly owned subsidiary of the Company. In August 1995, Clinix acquired the business and substantially all of the assets of CCCR, a nationally recognized organization which conducts clinical trials in the pharmaceutical and food and nutrition industries. The consideration for the acquisition consisted of 634,188 shares of the Company's common stock, with an estimated value of $4.0 million at the time of the acquisition, and the assumption of substantially all of CCCR's outstanding liabilities. The Company believes the acquisition of CCCR is of strategic importance in enhancing and expanding the range of clinical development services offered through its Life Sciences Group.

     On November 21, 1995, the Company sold to Huntingdon International Holdings plc ("Huntingdon") its toxicology laboratories, located in New Jersey and Suffolk, England. In connection with the sale of the New Jersey toxicology laboratory, which operated as a division of Pharmaco International Inc., Huntingdon acquired substantially all of the assets of the laboratory and assumed substantially all related liabilities. In connection with the sale of the toxicology laboratory located in Suffolk, England, Huntingdon acquired all of the capital stock of Pharmaco LSR Ltd., a wholly owned subsidiary of the Company. The Company received as consideration cash proceeds of $32.5 million, plus an additional $6.0 million for an equal amount of cash conveyed to Huntingdon as part of the sale. The consideration received also included the Company's acquisition of Huntingdon's Phase I clinical center located in Leicester, England, at an agreed-upon value of $4.5 million. The cash proceeds from this transaction were used to pay off the Company's term loan and revolving credit facility.

     The performance of the Company's toxicology division had been below expectations in recent years, and the sale of the toxicology division furthered the Company's strategic plan to refocus on its clinical development services in the Life Sciences Group.

  Environmental Sciences Group

     The Environmental Sciences Group provides services through APBI Environmental Sciences Group, Inc., operating under the trade name ENVIRON.

     ENVIRON is a multidisciplinary environmental and health sciences consulting firm that provides a broad range of services relating to the presence of hazardous substances in the environment, in drugs and medical devices, in consumer products, and in the workplace. Services provided by ENVIRON are concentrated in the assessment and management of chemical risk and are characterized by engagements supporting private sector clients with complex, potentially high-liability concerns.

     Astrix Software Technology ("ASTRIX") was a division which developed and marketed data analysis software systems for use in analytical laboratory settings. In furtherance of its strategic business refocus, the division was sold on August 11, 1995, in a management buy-out led by Astrix employees. In exchange for the assets of Astrix, the Company received a note for $0.3 million, which was equivalent to the net book value of the division.

     Environmental Testing and Certification Corp. ("ETC") was the Company's former environmental analytical laboratory division. The Company's two-year divestiture effort with respect to its investment in this division was substantially completed during 1995. The Company initially adopted a formal plan to divest of this division at the end of 1993. Although it was the Company's desire to exit the environmental analytical laboratory business completely, it became apparent during 1994 that the Company would not be able to dispose of its interest in ETC on terms that it deemed attractive, in part because of the ongoing consolidation within the environmental analytical laboratory industry. Based on the Company's belief that a larger network of analytical laboratories could compete more effectively, and that a minority interest in a larger laboratory business might provide a better means to pursue divestiture opportunities, in August 1994, the ETC division of APBI Environmental Sciences Group, including substantially all of its assets and liabilities, was consolidated with the business operations of PACE Inc. (an unrelated analytical laboratory) and Coast-to-Coast Analytical Services, Inc. (another unrelated analytical laboratory). The combined business operations were operated within PACE Incorporated ("PACE"), a newly formed entity. As a result of the combination, the Company, through APBI Environmental Sciences Group, owned preferred and common stock of PACE representing approximately 36% of the weighted average preferred and common stock outstanding. Effective December 29, 1995, the Company's voting interest was reduced to below 20%, and the Company changed its accounting for the investment from the equity method to the cost method in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." During the fourth quarter of 1995, PACE sold substantially all of its laboratories in a series of transactions. Net proceeds from such transactions were used to retire PACE's outstanding bank loan and to partially repay certain other secured indebtedness. PACE, which is currently winding up its remaining business operations, does not have sufficient assets to repay its outstanding liabilities. Accordingly, it is anticipated that equity holders will not receive any distributions upon completion of PACE's winding up and dissolution.

     In the fourth quarter of 1995, the Company wrote off its remaining investment in PACE of approximately $3.6 million, and accrued its estimated exposure for guarantees on leases.

INDUSTRY OVERVIEW

  Life Sciences Group

     New Drug Development. The Company's Life Sciences Group focuses on the development of pharmaceutical, chemical, biotechnology, and other products through the clinical testing of the effects of pharmaceutical products on humans. The services offered are designed to facilitate the timely progression of these products through the development pipeline and to secure marketing approval. Before a new prescription drug may be marketed, it must first undergo extensive testing and regulatory review to determine its safety and efficacy. The development process consists of two stages: pre-clinical and clinical.

     Pre-clinical Research. Pre-clinical research consists of laboratory and animal testing, generally over a one- to three-year period, to determine the toxicity and biological safety of the drug. As previously discussed, the Company provided this service until November 21, 1995, when it sold its two toxicology laboratories to Huntingdon.

     Clinical Research. In the United States, a drug sponsor must file an Investigational New Drug Application ("IND") with the United States FDA before the commencement of human testing of a drug. The IND includes pre-clinical testing results and sets forth the sponsor's plans for conducting human clinical trials. The design of these plans is also referred to as the clinical study protocol. Human clinical trials may begin 30 days after the IND is filed, unless notified otherwise by the FDA.

     Phase I (6 to 12 months in duration). Phase I studies are frequently "first time in human" studies, which are generally conducted on 20 to 80 healthy volunteers, primarily to test for safety in treating a particular disease, and to determine the absorption, distribution, metabolism and excretion of a particular product in people. During Phase I development, single- and multiple-dose tolerance tests are conducted, which serve to establish safe dosage ranges.

     Phase II (1 to 2 years in duration). During Phase II, drugs are administered to a limited number of patients, typically 100 to 200, with a targeted disease or condition, primarily to investigate therapeutic efficacy. These trials may include dose-ranging studies to establish optimal dosages and usually include testing against a placebo or a currently marketed drug.

     Phase III (1 to 3 years in duration). During Phase III, the drug is tested in hundreds or thousands of patients with the targeted symptoms or disease. Phase III studies establish more clearly the drug's efficacy and safety, and may also include drug interaction testing with other medications likely to be administered to patients with that disease. Clinical data are generally submitted to the FDA, or the equivalent regulatory bodies in Europe and elsewhere, at the end of Phase III for the purpose of registering the drug in the United States or other jurisdictions.

     Phase I, II, and III trials are generally of three types: (i) open-label trials, in which both the patient and the investigating physician know which drug is being administered, (ii) single blind trials, in which the patient does not know which drug (or placebo) is being administered, and (iii) double blind trials, in which neither the patient nor the investigator knows which drug (or placebo) is being administered. Phase III trials that occur before regulatory submissions are made are sometimes referred to as Phase IIIa trials.

     Phase IIIb and IV (1 to 4 years in duration). Once a drug is close to being or has been approved for general distribution, it continues to be evaluated through pre- and post-market surveillance studies. These studies may involve the accumulation of data from several thousand users of the drug to monitor adverse reactions and further to confirm the drug's safety. The Phase IIIb (trials that occur after regulatory submissions are made) and IV studies may require less frequent clinical monitoring and oversight than Phase I, II, and IIIa studies.

     Phase V. Phase V studies are conducted after approval for general distribution and are designed to generate data to support additional clinical indications. The methodology used for these studies is similar to that of Phase IV trials.

     Companies in the pharmaceutical and biotechnology industries worldwide are outsourcing a more significant portion of their drug development services to the CRO industry. The Company believes a number of factors will cause the outsourcing trend to continue, including the following:

          Increased Time Pressures. Time pressures are leading pharmaceutical and biotechnology companies to outsource to CROs drug development services, in which success is predicated on the rapid enrollment of patients and the reduction of the drug development time. Reducing the time it takes to get a new drug to market reduces costs, maintains margins, accelerates revenue realization, and can secure market positioning.

          Cost Containment Pressures. Drug companies are looking at more efficient ways to conduct business to ease margin pressures as a result of various influences, including efforts by managed care organizations to control prices, foreign price controls, patent expirations, increased competition from generic drugs, and more stringent regulatory requirements.

          Sustaining Quality. Drug companies and experienced clinical development staff have required the CRO industry to develop state-of-the-art data systems which can be integrated into clinical development management ensuring data quality and efficiency.

          Globalization of Research and Development. Many companies are attempting to maximize the return from a given drug by pursuing regulatory approvals in multiple countries simultaneously rather than sequentially. This globalization of clinical research and development activities has increased the demand for global CRO services, as the drug companies may look to CROs for expertise and knowledge of the regulations in countries other than the U.S. and to manage trials based on those requirements.

          Biotechnology Industry Growth. The biotechnology industry has developed a number of key drugs requiring FDA market approval. Biotechnology companies typically do not have the in-depth experience or resources to conduct clinical trials. Accordingly, many biotechnology companies are seeking CROs to perform the trials to avoid the costs of expanding into the clinical research area.

          Consolidation in the Pharmaceutical Industry. In the past several years, many pharmaceutical companies have merged or formed corporate alliances with each other and with biotechnology companies. Once consolidated, the companies have further streamlined by taking advantage of the economies-of-scale created by reducing jobs and outsourcing to variable cost CROs.

          Regulatory Pressures. As discussed below, many countries have enacted laws and regulations requiring the testing of drugs, biologicals, and other substances prior to obtaining governmental approval to market them. Many companies in the pharmaceutical and biotechnology industries have determined that it is more cost-effective to use service companies in the CRO industry to perform certain, or all, of the required testing because of such companies' familiarity and expertise with applicable laws and regulations.

  Environmental Sciences Group

     The environmental industry has long been dependent upon governmental programs and regulations developed in response to concerns regarding the safety of chemicals in the air, water, food, consumer products, and land. Historically, much of the growth experienced by environmental firms has come from assisting private sector clients to respond to the regulatory systems that have been put into place at both the federal and state levels.

     For the next several years, the Company believes that the environmental industry will find continued, but more limited, opportunities to grow. To what extent new or existing regulations will provide a growing base of business depends largely on how the differences between the views of the current Congress and the President are resolved and on the outcome of the Congressional and Presidential elections in November 1996. In addition, after many years of dealing with problems created in the past, general industry, especially the manufacturing, industrial, and chemical concerns, is now able to turn its attention to current operations and prevention of future environmental issues. The industry's proactive approach will create new and expanding opportunities for the environmental industry. For example, leaders in industry are already developing programs to incorporate safety, health, and environmental considerations into their product and process design. A growing area for the environmental industry to provide services is in assisting companies to incorporate environmental and public health concerns into plans for effective corporate strategic growth.

     The Company believes that international opportunities for environmental industry growth will continue to expand as the world moves toward a global economy. Companies seeking to enter the world economy will need assistance in developing environmental management systems and in monitoring these programs for compliance with international standards. In addition, as world markets become more developed, opportunities will increase for the environmental industry to assist private firms in merger and acquisition planning and in general evaluation and management of environmental and public health risks.

REGULATORY ENVIRONMENT

     The market for the services offered in both the Company's Life Sciences Group and Environmental Sciences Group has developed as a result of significant laws and regulations governing the development and testing of certain drugs and hazardous substances and the impact of hazardous substances on the environment.

     Many countries require safety testing prior to obtaining governmental approval to market various substances, including pharmaceutical products, industrial chemicals, and agrochemicals. The most significant laws and regulations concern the safety of pharmaceutical products. The results of clinical tests conducted upon pharmaceutical products must be submitted to appropriate government agencies, such as the FDA in the U.S., the European Committee for Proprietary Medicinal Products and national regulatory agencies in Europe, and the Ministry of Health and Welfare in Japan, as part of the relevant pre-market approval process in individual countries.

     Manufacturers of industrial chemicals and agrochemicals must also comply with toxicological testing requirements in connection with the pre-market approval process. In recent years, heightened concern over the presence of potentially toxic substances in the environment has focused attention on the need to evaluate the effects of existing and new chemical substances. As a result, regulations have been enacted in many jurisdictions expanding the regulatory process for industrial chemical and agrochemical products, including the Toxic Substances Control Act ("TSCA") and the Federal Insecticide, Fungicide & Rodenticide Act in the United States ("FIFRA"), and the council Directive 91/414/EEC in Europe.

     The management and remediation of hazardous substances in the environment are also subject to extensive federal legislation in the U.S., including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA", commonly known as the "Superfund" legislation) and the Superfund Amendment and Reauthorization Act of 1986 ("SARA"), which address problems involving the remediation of past waste disposal practices; the Resource Conservation and Recovery Act of 1976 ("RCRA") and the Hazardous Solid Waste Amendments of 1984, which regulate the management of newly created wastes; the Safe Drinking Water Act of 1974; the Clean Water Act; the Occupational Safety and Health Act ("OSHA"); and the 1990 Clean Air Act Amendments. In addition, state authorities have enacted significant environmental legislation, including California's Safe Drinking Water and Toxic Enforcement Act of 1986 and New Jersey's Industrial Site Recovery Act ("ISRA," formerly "ECRA").

SERVICES OFFERED

  Life Sciences Group

     Pharmaco provides a full range of clinical research and development services, including clinical trials management and study design, biostatistical analysis, data management, regulatory affairs, medical writing, quality assurance services, consulting services, peer review, clinical trial laboratory services, analytical chemistry, and packaging of clinical trial drugs. These services are designed to facilitate timely progression of the clients' products through the development pipeline and to secure marketing approval. Pharmaco's services are provided separately or as integrated packages of two or more services. Through the CCCR division of Clinix, the Life Sciences Group participates in and conducts clinical trials in the pharmaceutical and food and nutrition industries. During 1995, $134.0 million or 73.1% of the Company's net revenues were generated by the Life Sciences Group. Of such revenues, approximately $39.1 million were generated by the Company's former toxicology operations.

     Clinical Trials Management. The Company's Life Sciences Group offers complete services for design, placement, performance, and management of clinical trial programs, following Good Clinical Practice guidelines, which is a crucial element in obtaining regulatory approval for drugs and medical devices. The Company has significant clinical trials experience in the areas of:

Analgesia........................   Acute and chronic pain modeling
Biotechnology....................   Growth hormone, multiple sclerosis, sepsis, wound
                                    healing
Cardiovascular disease...........   Congestive heart failure, global survival trials
Central nervous systems             Schizophrenia, depression, anxiety,
  disease........................   obsessive-compulsive disorders, panic disorders
Dermatology......................   Wound healing, acne, hair loss
Food and Nutrition...............   Fat substitutes, beta carotene, oligofructose,
                                    fibers
Gastroenterology.................   Duodenal ulcer, gastric ulcer, gastro-esophageal
                                    reflux disease, H. pylori, nonsteroidal
                                    anti-inflammatory drug-induced ulcers
Infectious disease...............   Acute and critical
Oncology.........................   Ovarian, lung cancer
Rheumatology.....................   Rheumatoid and osteoarthritis
Women's health...................   Hormone replacement, oral contraception

     Through Pharmaco, the Company manages every aspect of clinical trials in Phases I through V, including protocol development, case report form design, identification and recruitment of investigators, site initiation, monitoring and data collection, patient enrollment, interpretation of trial results, and report preparation. Pharmaco performs Phase I studies in the Company's 200-bed facility in Austin, Texas, and in the 52-bed Leicester Clinical Research Centre ("LCRC") facility in Leicester, England. The Clinical Development Services division of Pharmaco is experienced in monitoring from one to as many as hundreds of investigative sites involving over 8,000 patients in multinational trials conducted simultaneously in North America and Europe.

     Biostatistical Analysis and Data Management. The Biostatistics division of Pharmaco provides a range of services, including statistical consulting, data management, and analysis and reporting of study results. The programmers, data analysts and statisticians are supported by state-of-the-art computing systems linked in a global wide area network. Pharmaco has developed computerized systems for the collection, review and correction of clinical data to reduce the time required to finalize study data. These systems are part of Pharmaco's commitment to providing error-free data in a timely manner. Pharmaco's statisticians are also working on advanced statistical techniques that will increase the ability to detect treatment results when more traditional techniques fail. The data processed and the analyses are crucial components of the documents submitted to regulatory agencies for product approval.

     Analytical Laboratory Services. Through its Laboratory division, Pharmaco performs analytical laboratory services in its laboratory located in Richmond, Virginia. As part of such services, the laboratory develops, validates, and conducts the trace quantitative measurements of pharmaceutical compounds and their metabolites in biological samples collected during clinical trials. Data from the bioanalytical projects support the pharmacokinetic evaluation throughout the various clinical phases.

     The laboratory complex includes a new 38,000-square-foot state-of-the-art facility. Comprehensive measurement services include Gas Chromatography/Mass Spectrometry, Liquid Chromatography/Mass Spectrometry, High Performance Liquid Chromatography, Gas Chromatography, Radioimmunoassay, and Enzyme Linked Immunosorbant Assay. Support services include HIV positive sample handling, sample/data management for kinetic studies from multi-center trials, and sample/data archiving.

     Other Clinical Management Services. Pharmaco provides comprehensive regulatory services in the United States and throughout Europe. The Company provides regulatory strategy formulation and assists clients in preparing regulatory filings and in responding to regulatory agency inquiries.

     Pharmaco also provides packaging and pharmaceutical handling services. The Company receives large quantities of a study drug, which it labels, packages, and distributes along with other supplies. Based on study design, Pharmaco can provide a just-in-time distribution scheme for drugs which can reduce costs for sponsors in clinical trials of expensive or rare investigational drugs. All procedures are performed in accordance with Good Manufacturing Practice and Good Laboratory Practice.

  Environmental Sciences Group

     APBI Environmental Sciences Group currently provides health and environmental sciences and engineering consulting services through its ENVIRON division. During 1995, the Environmental Sciences Group generated 26.9% of the Company's net revenues.

     ENVIRON. ENVIRON is a leading provider of multidisciplinary consulting services in the chemical risk assessment and risk management field. ENVIRON provides services primarily to private sector clients facing potentially high liability as a result of the presence of hazardous substances in the environment, in drugs and medical devices, in consumer products, and in the workplace. ENVIRON's engagements typically involve providing creative, multidisciplinary solutions to complex problems.

     ENVIRON provides services primarily in two areas: (1) health sciences and
(2) environmental sciences and engineering. ENVIRON's health sciences staff includes professionals trained in toxicology, epidemiology, chemistry, biochemistry, microbiology, industrial hygiene, risk assessment, and allied fields. Its environmental sciences and engineering staff includes professionals trained in hydrogeology; geology; environmental chemistry; environmental, chemical, and civil engineering; and ecotoxicology, ecology, and natural resources. Approximately 54% of ENVIRON's employees have advanced degrees at the master's level or above. Of those with advanced degrees, approximately 24% have attained their Ph.D.

     ENVIRON offers services in the following areas:

          Chemical Risk Assessment and Risk Management. ENVIRON assesses the potential risk of injury to human health and the environment associated with industrial chemicals during all stages of the manufacturing process and disposal. It also provides assistance in determining exposures and the potential health impact of chemicals present in food, consumer products, pharmaceuticals, medical devices, and the workplace.

          The chemical risk assessment services provided by ENVIRON typically involve two components. ENVIRON analyzes toxicological and biological data to assess the inherent hazard or toxicological properties of industrial chemicals and other substances. In addition, ENVIRON assesses the physical-chemical properties of industrial chemicals and other substances in the media in which they are found to evaluate the fate and transport of such substances in the environment and the potential for exposure. The assessments performed by ENVIRON are generally used to evaluate the potential for public health risk and ecological damage. ENVIRON also assists clients in developing workplace standards for industrial chemicals and prepares assessments of risks resulting from occupational exposure. In addition, ENVIRON conducts audits to determine compliance with specific laws regulating chemical releases into air, water, and other environmental media, and to obtain permits for manufacturing or processing facilities.

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

          Environmental Liability Assessments. ENVIRON performs environmental liability assessments of industrial properties, commercial and residential developments, undeveloped parcels of land and hazardous waste sites to identify practices that could result in significant exposure or liability. These services include environmental audits to determine compliance with current and anticipated federal, state, and local regulations, and to estimate the present value of environmental liabilities. Such assessments have been performed across a broad range of industries, including iron and steel, pulp and paper, mining, oil and gas, textiles, lumber and wood, plastics, leather, and electronics.

          Site Investigation and Remediation. ENVIRON assists clients in determining the nature and extent of contamination at industrial and hazardous waste sites through the collection and analysis of soil, water, and sediment samples. ENVIRON's services in this area also include the evaluation and analysis of the cost-effectiveness of various alternative remediation strategies designed to protect human health and the environment. ENVIRON also designs the selected remedial strategy, hires subcontractors as appropriate and provides oversight of the implementation of the strategy. Such services are often provided in connection with the negotiation and resolution of disputes that relate to the apportionment of liability arising under various federal, state, and local statutes, or private contracts.

          Litigation Support. ENVIRON provides expert technical assistance and strategic support to clients who are or who anticipate becoming involved in litigation relating to environmental, occupational, and product safety issues. These services cut across substantially all of its practice areas. Services provided in this area include reviewing environmental data and waste handling records, allocating liability among multiple site owners, developing information on state-of-the-art waste disposal practices, determining the timing of contaminant release events, evaluating sampling programs and remedial measures developed for contaminated sites, reviewing toxicological and epidemiological data associated with the use of consumer products, and establishing relationships between exposure and disease or injury. ENVIRON's senior staff members have extensive experience providing expert testimony in the areas of toxicology, risk assessment, and contaminant releases.

          Product Safety Regulation. ENVIRON provides strategic scientific support and regulatory affairs guidance in the pre-market approval process for and subsequent use of various products, including drugs and pharmaceuticals, medical devices, food additives, consumer products, agricultural chemicals, and biotechnology products.

          Air Quality. ENVIRON offers a full spectrum of air quality services, including: air emissions and dispersion modeling from industrial facilities and hazardous waste sites, including siting studies and air toxics impact evaluations; air pollution compliance assistance, including compliance auditing, regulatory analysis, and obtaining local and state permits, as well as federal Title V operating permits; ambient and indoor monitoring program design and implementation; process engineering; emergency release modeling and off-site consequence analysis; analysis of the potential regional air quality impacts of alternative control strategies, including advanced vehicles, alternative and reformulated fuels and other mobile and stationary source control measures; and leak detection and repair services, including monitoring equipment recommendations, software/data base management system design, program management consulting, and field services.

          Other Environmental Services. ENVIRON also provides a variety of other services that complement its primary service areas. Such services include facility siting and permitting, water quality assessments, waste management, emergency planning, and evaluation of environmental management systems. Although such other services have historically represented a relatively small percentage of ENVIRON's net revenues, the Company believes that it will have opportunities to expand its business in these areas in the future.

     Investment in EnSys Environmental Products, Inc. ("EnSys"). The Company owns 729,600 shares of EnSys common stock and warrants to acquire up to an additional 866,667 shares of EnSys common stock. EnSys develops proprietary biotechnology-based analytical systems for on-site detection of hazardous chemicals in soil, water and other environmental samples. The EnSys methodology provides for prompt, low-cost screening of environmental samples at the field sampling site or in a laboratory setting. Each of the common stock shares included in the warrants has a purchase price of $7.50 per share and each of the warrants is exercisable for a period of three years from October 27, 1993. The Company owns approximately 12% of the EnSys common stock excluding warrants and approximately 23% if both common stock and warrants are considered.

     The Company's investment in EnSys is recorded at $1.0 million, which the Company believes represents its fair value. The Company's recorded value for this investment represents the market price of EnSys common stock as quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System at December 31, 1995, less a discount of $0.2 million to reflect the relatively illiquid nature of the investment. The $2.6 million difference between the fair value and the carrying value is reported as a loss in the Company's statement of operations in 1995. The difference in 1994 was reported as a separate component of stockholders' equity.

MARKETING

     A substantial portion of the Company's new business is derived from current or former clients and referrals by such clients. Marketing activities by the operating divisions of Pharmaco and Clinix involve senior executives and other experienced personnel specialized in all aspects of U.S., European, and global clinical drug development. ENVIRON conducts separate marketing activities at each of its office locations, and believes that its regional presence enables its professionals to gain a greater knowledge of regional environmental issues, a better understanding of regional laws and regulations, and a more constructive working relationship with regional governmental agency personnel. Because of the technical nature of the Company's business, most marketing activities at each of the Company's operating divisions are conducted by technical and scientific personnel, with initial contacts frequently followed up by personal visits to clients' offices.

     The Company sponsors and encourages the participation by its personnel in a variety of scientific endeavors, including the presentation of papers by its professional staff at meetings of professional societies and major conferences and the publication of scientific articles in respected journals. The Company believes such activities enhance its reputation for professional excellence. The Company's core marketing efforts are complemented through advertising in trade journal and exhibits at scientific conferences.

CLIENTS

  Overview

     During the past fiscal year, the Company provided services to over 1,200 clients, including some of the largest American, European, and Japanese pharmaceutical and industrial chemical companies. During each of the past three years, no single client has contributed more than 10% of the Company's net revenues. In 1995, the Company's ten largest clients accounted for approximately 35% of the Company's net revenues. One client accounted for 12.2% of the net revenues of the Life Sciences Group and another client accounted for 14.6% of the net revenues of the Environmental Sciences Group.

     In 1995, 26% of the Company's net revenues were derived from clients outside the U.S., in particular from Europe and Japan, and related principally to biological safety testing conducted by the Company's former toxicology operations. A majority of the net revenues of Pharmaco and Clinix's clinical research services operations, and virtually all of the net revenues of ENVIRON, currently are generated by clients in the United States.

     The table below sets forth the geographic sources of the Company's consolidated net revenues from continuing operations for the past three fiscal years:

                                                                           PERCENTAGE OF NET
                                                                                REVENUES
                                                                          --------------------
                                                                          1995    1994    1993
                                                                          ----    ----    ----
    United States......................................................    74%     72%     72%
    Europe.............................................................    18      22      21
    Japan and other....................................................     8       6       7
                                                                          ---     ---     ---
                                                                          100%    100%    100%
                                                                          ===     ===     ===

  Life Sciences Group

     The principal clients for the clinical research services offered by Pharmaco and Clinix include mainly the large pharmaceutical companies, particularly companies that are growing and expanding into the biotechnology and medical device industries. In addition, the Company's Life Sciences Group also serves, to a lesser extent, certain other industries such as those producing food additives and personal and healthcare products.

  Environmental Sciences Group

     ENVIRON's clients come from a wide variety of industrial companies. A significant portion of these engagements is initiated by lawyers whose clients are engaged in merger, acquisition, or real estate transactions, or who become involved or anticipate becoming involved in litigation. ENVIRON also provides services to investment banks, lenders, insurance firms, trade associations, and to a lesser extent, state and local government agencies.

BACKLOG

     The Life Sciences Group maintains an order backlog for clinical research studies and analytical laboratory services. Such services are generally performed on a project-by-project basis in accordance with defined protocols established pursuant to written agreements entered into with clients. Due to the technical nature of the services provided by Pharmaco and Clinix, the negotiation and execution of a written agreement for a particular project may extend over a period of months. Previously, the Company has reported backlog as consisting of only anticipated net revenues from signed contracts. Pharmaco frequently initiates work on a particular project after it has entered into a letter of intent with the client relating to the project, but prior to the negotiation and execution of a written agreement. Therefore, the Company believes reported backlog should consist of anticipated net revenues from uncompleted projects which have been authorized by the client not only through signed contracts but also through signed letters of intent. Pharmaco's order backlog, as described herein, excludes the portion of order backlog that represents amounts paid to subcontractors. The order backlog of the Life Sciences Group for the services described above under written agreements, including signed letters of intent and net of subcontractor costs, was $103.5 million at December 31, 1995, compared to $90.6 million at December 31, 1994. Backlog at December 31, 1994, excludes backlog from the Company's former toxicology division of $30.6 million. Backlog at December 31, 1995, includes backlog of the Company's 1995 acquisitions (CCCR and LCRC) of $7.5 million.

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

     The Environmental Sciences Group's net revenues, including all net revenues of ENVIRON, are not represented by an order backlog, as the Environmental Sciences Group engagements are generally of an indefinite duration in which services are performed on a time-and-expenses basis, and clients are billed at fixed hourly rates for each staff member involved in an assignment, rather than on a project basis.

COMPETITION

     The Company's general strategy is to differentiate itself from competition by providing the broadest range of services with the highest degree of scientific and technical expertise. Each of the Company's subsidiaries and operating divisions, however, competes on the basis of the particular services it provides.

     Pharmaco's Clinical Development Services, Biostatistics and Laboratory divisions compete principally against the leading CROs and analytical laboratories. In Phase I research, Pharmaco typically competes against a few well-established companies, such as Hazleton Laboratories Corporation, a subsidiary of Corning Incorporated; Harris Laboratories; and Phoenix International, as well as major pharmaceutical companies that maintain in-house clinical testing facilities. Competitive factors in Phase I research include the quality of the CRO's facility, ability to recruit subjects on a timely basis, reliability of clinical procedures, and timeliness and accuracy of final report productions. In clinical development trials, Pharmaco competes against a number of large CROs, including G.H. Besselaar and Associates, a subsidiary of Corning Incorporated; Quintiles Transnational Corp.; PAREXEL International Corporation; ClinTrials Research Inc.; and Pharmaceutical Product Development, Inc. The Company believes that Pharmaco is the third largest full-service CRO in the world. Competitive factors in clinical development trials include medical and scientific expertise in applicable therapeutic areas, the ability to recruit principal investigators, and the ability to organize and manage studies on a global basis so as to meet scheduled enrollment requirements. The Company believes that the ability to provide biostatistical, regulatory, and other peripheral services, such as the analytical laboratory services provided by Pharmaco's laboratory located in Richmond, Virginia, also enhances Pharmaco's ability to attract clinical development trials.

     The Company believes that Clinix is the largest private clinical investigational site, capable of conducting over 70 trials simultaneously. Clinix's major competitors are other large investigator sites, including reSearch for Health Inc. and GFI Pharmaceutical Services Inc. (which was recently acquired by Collaborative Clinical Research, Inc.).

     ENVIRON competes with many firms, ranging from small local firms to large national firms. ENVIRON competes principally on the basis of reputation, scientific and technical expertise, experience and qualifications of professional staff, quality of services, ability to handle complex problems, and its risk assessment orientation. A large percentage of ENVIRON's business is generated by existing or former clients. ENVIRON believes that pricing is generally not the primary factor in attracting the types of engagements on which it focuses, which typically involve providing creative, multidisciplinary solutions and significant value-added services.

GOVERNMENT REGULATIONS

     Pharmaco and Clinix conduct all clinical research and development in accordance with Good Clinical Practice ("GCP") guidelines. GCP guidelines have not been formally adopted as regulations by the FDA or by similar regulatory authorities outside the U.S. However, regulatory authorities may require that clinical development studies be based on or in accordance with GCP. Certain provisions of GCP have been included in regulations adopted by the FDA. Several countries within the European Community have adopted GCP as part of their regulations. GCP guidelines set the standards ensuring the quality and integrity of the clinical development and testing process and seek to protect the rights and safety of clinical subjects.

     The industry standard for conducting pre-clinical and laboratory testing is embodied in regulations called Good Laboratory Practice ("GLP"). GLP has been adopted by the EPA and the FDA in the U.S., by the Department of Health in the United Kingdom, and by similar regulatory authorities in other parts of the world. GLP stipulates requirements for facilities, equipment, and professional staff. The regulations mandate standardized procedures for controlling studies, for recording and reporting data, and for retaining appropriate records. To help assure compliance, the Company has established a quality assurance unit at its laboratory facility. This unit monitors ongoing compliance with GLP regulations by auditing test data and conducting regular inspections of testing procedures.

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

     The Company currently maintains liability insurance on a "claims made" basis for professional acts, errors and omissions. As of December 31, 1995, this insurance policy includes a $1,000,000 self-insurance retention.

EMPLOYEES

     As of December 31, 1995, the Company had over 1,350 full-time equivalent employees, of whom 980 were employed in the Life Sciences Group, 330 were employed in the Environmental Sciences Group, and the remainder were in the Company's corporate headquarters. Of the Company's employees, approximately 330 had advanced degrees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

FOREIGN AND DOMESTIC OPERATIONS

     Set forth in Note 18 to the Company's consolidated financial statements for each of fiscal years 1995, 1994, and 1993 are the Company's revenues, operating profit or loss, and assets attributable to each geographic area in which the Company operates.

ITEM 2.  PROPERTIES.

     The Company's Life Sciences Group owns and operates a 52-bed Phase I facility in Leicester, England. This facility, which was acquired by the Company as part of the divestiture of its toxicology operations, is a modern, state-of-the-art building. The Company also operates a 200-bed Phase I facility in Austin, Texas. The Company's Environmental Sciences Group's only owned property is a former ETC laboratory facility located in Houston, Texas. The property currently is held for sale. The Houston property is mortgaged as collateral for the Company's long-term revolving credit facility. (See Note 9 to the Company's consolidated financial statements.) All other facilities are leased. The Company's operations occupy approximately 470,000 square feet of office space worldwide, including over 50,000 square feet of office space located outside of the United States. The Company believes that its facilities have adequate capacity to handle significant additional business growth.

     The locations of the principal operating facilities of the Company as of December 31, 1995, were as follows:

             LIFE SCIENCES GROUP                        ENVIRONMENTAL SCIENCES GROUP
---------------------------------------------   ---------------------------------------------
              Austin, Texas (1)                            Arlington, Virginia (2)
             Richmond, Virginia                             Princeton, New Jersey
              Chicago, Illinois                            Emeryville, California
             Columbia, Maryland                              Irvine, California
      Triangle Township, North Carolina                      Novato, California
             Chelmsford, England                               Houston, Texas
             Cambridge, England
             Leicester, England
              Brussels, Belgium
                Paris, France
             Karlsruhe, Germany

---------------
(1) In November 1995, the Company entered into a sale-leaseback transaction related to its Austin, Texas facilities. See Note 9 to the Company's consolidated financial statements.

(2) ENVIRON has an option to lease additional space in this building in 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The common stock of the Company, par value $0.01 per share (the "Common Stock"), is traded in the over-the-counter market and is quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The following table sets forth the high and low prices for shares of the Company's Common Stock during 1995 and 1994, as reported by the National Association of Securities Dealers, Inc.

                                                                    1995              1994
                                                               --------------    --------------
                                                               HIGH      LOW     HIGH      LOW
                                                               -----    -----    -----    -----
    First Quarter...........................................   $6.25    $4.13    $6.63    $4.88
    Second Quarter..........................................    6.13     4.75     7.38     5.31
    Third Quarter...........................................    7.88     4.38     6.50     5.25
    Fourth Quarter..........................................    7.75     6.00     6.13     4.63

     As of March 15, 1996, there were approximately 3,860 beneficial holders of the Company's Common Stock.

     The Company has never paid any cash dividends on its Common Stock. The Company has no present plans to pay cash dividends to its stockholders and, for the foreseeable future, intends to retain all of its earnings for use in its business. The Company's credit facilities currently prohibit or restrict the payment of cash dividends on the Company's Common Stock. The declaration of any future dividends by the Company is within the discretion of its Board of Directors and is dependent upon the earnings, financial condition, and capital requirements of the Company, as well as any other factors deemed relevant by the Board of Directors, and subject to the prior written consent of certain of the Company's lenders.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The selected consolidated financial data presented below for each of the years ended December 31, 1991, through December 31, 1995, have been derived from the audited consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP (formerly Arthur Andersen & Co.), independent public accountants. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes thereto included elsewhere in this Report.

     On February 28, 1992, a wholly owned subsidiary of the Company was merged with and into Pharmaco International Inc., pursuant to which transaction Pharmaco International Inc. became a wholly owned subsidiary of the Company. The transaction was accounted for as a pooling of interests. The Company's financial results for the year ended December 31, 1991, have been restated to reflect such transaction, using Pharmaco International Inc.'s financial statements for its year ended December 31, 1991. The financial statements of Pharmaco International Inc. for the year ended December 31, 1991, have been audited by Arthur Andersen LLP, independent public accountants.

     The Company's consolidated financial data reflects certain of its former Environmental Sciences Group divisions as discontinued operations. See Note 4 of Notes to Consolidated Financial Statements.

     Net revenues and direct costs are stated separately for the Company's Life Sciences Group and the continuing operations of the Company's Environmental Sciences Group.

                                                              YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------------
                                             1995(2)       1994        1993      1992(2)(3)    1991(2)
                                             --------    --------    --------    ----------    --------
                                                       (IN THOUSANDS, EXCEPT PER-SHARE DATA)
Consolidated Statement of Operations Data:
Net revenues (5):
     Life sciences........................   $133,970    $129,099    $115,154     $115,828     $101,536
     Environmental sciences...............     49,283      45,763      40,190       43,179       43,555
                                             --------    --------    --------     --------     --------
                                              183,253     174,862     155,344      159,007      145,091
Direct costs:
     Life sciences........................     93,997      92,692      88,295       74,782       68,034
     Environmental sciences...............     33,791      30,095      27,047       27,079       28,789
                                             --------    --------    --------     --------     --------
                                              127,788     122,787     115,342      101,861       96,823
(Loss) income before discontinued
  operations and extraordinary loss
  (1)(3)(4)...............................     (5,328)      2,865     (13,873)       7,035       13,448
Discontinued operations...................     (1,716)    (12,873)    (12,133)        (521)       1,349
Extraordinary loss from early
  extinguishment of debt..................       (897)      --          --          --            --
                                             --------    --------    --------     --------     --------
Net (loss) income.........................   $ (7,941)   $(10,008)   $(26,006)    $  6,514     $ 14,797
Earnings per share:
     Continuing operations................   $  (0.19)   $   0.10    $  (0.49)    $   0.23     $   0.47
     Discontinued operations..............      (0.06)      (0.46)      (0.43)       (0.01)        0.04
     Extraordinary loss...................      (0.03)      --          --          --            --
                                             --------    --------    --------     --------     --------
          Net (loss) income...............   $  (0.28)   $  (0.36)   $  (0.92)    $   0.22     $   0.51
                                             ========    ========    ========     ========     ========

                                                                 AS OF DECEMBER 31,
                                             ----------------------------------------------------------
                                             1995(2)       1994        1993      1992(2)(3)    1991(2)
                                             --------    --------    --------    ----------    --------
                                                                   (IN THOUSANDS)
Consolidated Balance Sheet Data:
Total assets..............................   $115,157    $181,680    $181,240     $190,840     $167,762
Working capital...........................     33,391      23,683      (2,843)      36,595       29,856
Short-term borrowings.....................      --          --         16,929        7,332        5,020
Current maturities of long-term debt......        322       2,406       4,204          436        1,727
Long-term debt............................        572      42,884      14,268       13,678       10,204
Redeemable preferred stock (6)............      --          --          --          --           11,183

---------------

(1) The loss before discontinued operations and extraordinary loss for 1993 was affected by (i) a charge against operating income of $9,365,000 in connection with restructuring the Company's former toxicology services division and planned improvements in the Company's corporate management information systems and (ii) an increase in reserves for accounts receivable of $5,857,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) The acquisition of CCCR in August 1995, the acquisition by ETC of certain assets of Southeastern Capital Corporation in June 1992 and the acquisition of ETC in September 1991 were accounted for as purchase transactions.

(3) Income before discontinued operations and extraordinary loss for 1992 was affected by (i) a charge against operating income of $7,623,000 in connection with the restructuring of the Company's business following the acquisition of Pharmaco, (ii) the incurrence of $4,296,000 of merger costs in connection with the acquisition of Pharmaco, (iii) a gain of $338,000 constituting a discount for early payment of a mortgage, (iv) the acquisition of certain assets of EDI in July 1992, which was accounted for as a purchase transaction, and (v) an increase in the Company's effective tax rate as a result of the fact that certain merger costs incurred in connection with the acquisition of Pharmaco were not deductible for tax purposes.

(4) Income before discontinued operations and extraordinary loss for 1995 was affected by (i) the sale of the Company's toxicology business which resulted in a pre-tax loss of $19,308,000 charged against operating income, (ii) a special charge against operating income of $4,982,000 primarily related to the impairment of the Company's available for sale investment (see Note 1 of Notes to Consolidated Financial Statements), and (iii) an increase in the Company's tax benefit as a result of the reversal of certain tax liabilities recorded in prior years for which the Company will not be liable for payment. (See Note 11 of Notes to Consolidated Financial Statements.) See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(5) Net of subcontractor costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(6) Reflects shares of preferred stock of Pharmaco which were converted into Common Stock of the Company in connection with the Pharmaco merger.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The discussion set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current view with respect to certain future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, and actual results may differ materially. Factors that could cause or contribute to such uncertainties include the effect on financial performance and future events of competitive pricing in the markets in which the Company offers its clinical development and environmental consulting services, economic conditions generally and in the Company's industry segments, as well as those factors discussed elsewhere herein and in the Company's other periodic reports filed with the Securities and Exchange Commission.

GENERAL

     During 1995, the Company's Life Sciences Group, which consists of Pharmaco and, since August 1995, CCCR, generated annual net revenues of $134.0 million, up $4.9 million or 3.8% from a year ago. Net revenues for the Company's Environmental Sciences Group were $49.3 million, compared with $45.8 million (from continuing operations) in 1994, an increase of 7.7%.

     During 1995, the Company reported a loss from continuing operations of $5.3 million, or $0.19 per share, compared to income from continuing operations of $2.9 million, or $0.10 per share in 1994. Including the loss from discontinued operations and the extraordinary loss from the early extinguishment of debt, the net loss in 1995 totaled $7.9 million, equivalent to $0.28 per share, compared with a net loss of $10.0 million, or $0.36 per share, in 1994.

     In early 1995, the Company announced the adoption of a strategic plan focusing on the growth and expansion of its clinical development services and environmental consulting businesses. The Company believes that these core businesses provide the best opportunities for profitable growth and enhancement of shareholder value. Consistent with its strategic plan, the Company has undertaken a mix of divestiture and acquisition initiatives aimed at redefining the type of services offered by the Company.

     In August of 1995, the Company, through its newly formed subsidiary, Clinix International Inc., acquired the business and assets of CCCR, a nationally recognized organization which conducts clinical trials in the pharmaceutical and food and nutrition industries. The consideration consisted of 634,188 shares of APBI common stock valued at $4.0 million, together with the assumption or retirement of substantially all of CCCR's outstanding indebtedness and other related liabilities. The Company believes that the acquisition of CCCR is of strategic importance in enhancing and expanding the range of clinical development services offered through its Life Sciences Group.

     The Company completed a sale-leaseback transaction involving Pharmaco's owned real estate in Austin, Texas, on November 13, 1995. Total gross proceeds from the transaction were $12.0 million. The facilities were leased back to the Company under a bond-type net lease in which the Company retained responsibility for operations and maintenance costs. The initial term of the operating lease is fifteen years, followed by four five-year renewal options. The net proceeds from the sale-leaseback transaction were used to repay the remaining mortgage balance on the Austin, Texas properties, and the remaining cash was applied to pay down the Company's outstanding long-term debt.

     On November 21, 1995, the Company sold to Huntingdon its toxicology laboratories, located in New Jersey and Suffolk, England. In connection with the sale of the New Jersey toxicology laboratory, which operated as a division of Pharmaco International Inc., Huntingdon acquired substantially all of the assets of the laboratory and assumed substantially all related liabilities. In connection with the sale of the toxicology laboratory located in Suffolk, England, Huntingdon acquired all of the capital stock of Pharmaco LSR Ltd., a wholly owned subsidiary of the Company. The Company received as consideration cash proceeds of $32.5 million, plus an additional $6.0 million for an equal amount of cash conveyed to Huntingdon as part of the sale. The consideration received also included the Company's acquisition of Huntingdon's Phase I clinical center located in Leicester, England, at an agreed-upon value of $4.5 million. The cash proceeds from this transaction were used to pay off the Company's term loan and revolving credit facility.

     The Company, through APBI Environmental Sciences Group, continues to own preferred and common stock of PACE Incorporated ("PACE") representing approximately 36% of PACE's weighted average preferred and common stock outstanding. This investment has been reflected as a discontinued operation since 1993. (See Note 4 to the Company's Consolidated Financial Statements.) During the fourth quarter of 1995, PACE sold substantially all of its laboratories in a series of transactions and currently PACE is engaged in winding up its remaining business operations. It is not anticipated that equity holders will receive any distributions as part of PACE's dissolution.

     In the fourth quarter of 1995, the Company wrote off its remaining investment in PACE, of approximately $3.6 million, and accrued its estimated exposure for guarantees on leases. The Company changed its accounting for this investment during the fourth quarter of 1995 from the equity method to the cost method in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

     The Company is continuing to evaluate the long-term strategic fit of its life sciences and environmental sciences businesses, as well as the individual business units within these groups.

REVENUE RECOGNITION

     The Company records revenues from fixed-price contracts extending over more than one accounting period on a percentage-of-completion basis. Revenues from time-and-material contracts are recognized by multiplying billable rates by hours delivered, plus pass-through expenses incurred. Pass-through costs generally include subcontractor costs which consist of investigator fees, travel and certain other contract costs that are reimbursed by the client. Such subcontractor costs are deducted in determining net revenue.

     The majority of the Company's clinical studies contracts are either fixed price or subject to soft ceilings which cannot be exceeded without client approval. Since, in many cases, the Company bears the risk of cost overruns, unbudgeted costs in connection with performing these contracts may have a detrimental effect on the Company's financial results. If it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged against income in the period in which the determination is made. In addition, clients generally may terminate a study at any time, which may cause unplanned periods of excess capacity and reduce revenues and earnings. To offset the effects of early terminations, contracts of significant size are often subject to the payment of an early-termination fee.

     All of the Company's continuing businesses routinely subcontract with other organizations in the course of providing services. Pharmaco contracts with outside physicians in connection with multi-center clinical trials and with other outside service providers for laboratory analysis and other specialized services. These costs are passed through to clients and, in accordance with industry practice, are included in gross revenues. Because the Company's use of subcontractor services varies significantly from project to project, changes in gross revenues may not be indicative of business trends. Accordingly, the Company views net revenues from services, which is gross revenues less the cost of pass-through subcontractor services, as its primary measure of revenue growth.

     The Company performs services for a number of clients located in foreign jurisdictions, with client contracts denominated in either dollars or (in the case of services performed by the Company's European operations) pounds sterling and other local currencies. Foreign currency translations are a factor in determining the level of the Company's revenues and expenses. See "Exchange Rate Fluctuations and Exchange Controls."

RESULTS OF OPERATIONS

     The following tables set forth, for the periods indicated, amounts for certain items in the Company's consolidated financial statements expressed as a percentage of net revenues from continuing operations and the percentage changes in dollar amounts of certain items compared with the prior period:

             PERCENTAGE OF NET REVENUES FROM CONTINUING OPERATIONS

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------
                                                       1995                  1994                  1993
                                                 -----------------     -----------------     -----------------
                                                  AMOUNT       %        AMOUNT       %        AMOUNT       %
                                                 --------    -----     --------    -----     --------    -----
                                                                        (IN THOUSANDS)
Net revenues (3):
    Life sciences.............................   $133,970     73.1%    $129,099     73.8%    $115,154     74.1%
    Environmental sciences....................     49,283     26.9       45,763     26.2       40,190     25.9
                                                 --------    -----     --------    -----     --------    -----
                                                  183,253    100.0      174,862    100.0      155,344    100.0
Direct costs:
    Life sciences.............................     93,997                92,692                88,295
    Environmental sciences....................     33,791                30,095                27,047
                                                 --------              --------              --------
                                                  127,788     69.7      122,787     70.2      115,342     74.3
Selling, general and administrative
  expenses....................................     49,821     27.2       44,642     25.5       46,783     30.1
Loss on sale of business......................     19,308     10.6        --        --          --        --
Special charges and restructuring costs.......      4,982      2.7        --        --          9,365      6.0
                                                 --------    -----     --------    -----     --------    -----
Operating (loss) income (1)(2)................    (18,646)   (10.2)       7,433      4.3      (16,146)   (10.4)
(Loss) income from:
    Continuing operations.....................     (5,328)    (2.9)       2,865      1.7      (13,873)    (8.9)
    Discontinued operations...................     (1,716)    (0.9)     (12,873)    (7.4)     (12,133)    (7.8)
    Extraordinary loss........................       (897)    (0.5)       --        --          --        --
                                                 --------    -----     --------    -----     --------    -----
Net (loss) income.............................   $ (7,941)    (4.3)%   $(10,008)    (5.7)%   $(26,006)   (16.7)%

                                                                      PERCENTAGE OF INCREASE
                                                                            (DECREASE)
                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                 1995 VS. 1994      1994 VS. 1993
                                                                 -------------      -------------
    Net revenues (3):
    Life sciences.............................................        3.8%              12.1%
    Environmental sciences....................................        7.7               13.9
              Total...........................................        4.8               12.6
    Direct costs:
    Life sciences.............................................        1.4                5.0
    Environmental sciences....................................       12.3               11.3
              Total...........................................        4.1                6.5
    Selling, general and administrative expenses..............       11.6               (4.6)
    Operating income (4)......................................        N/A                N/A
    Net loss (4)..............................................        N/A                N/A

---------------
(1) The operating loss from continuing operations for 1993 was affected by (i) a charge against operating income of $9,365,000 in connection with the restructuring of the Company's toxicology services division and planned improvements in the Company's corporate management information systems, and
    (ii) an increase in reserves for accounts receivable of $5,857,000.

(2) The operating loss from continuing operations for 1995 was affected by (i) the sale of the Company's toxicology operations which resulted in a pre-tax loss of $19,308,000 and (ii) a special charge against operating income of $4,982,000 primarily related to the impairment of the Company's available for sale investment. (See Note 1 of Notes to Consolidated Financial Statements.)

(3) Net of subcontractor costs.

(4) N/A -- Change not meaningful.

YEAR ENDED DECEMBER 31, 1995 VERSUS YEAR ENDED DECEMBER 31, 1994

     Total net revenues increased 4.8% to $183.3 million in 1995 from $174.9 million in 1994. The Company's Life Sciences Group, which includes Pharmaco and Clinix, generated total net revenues of $134.0 million, up $4.9 million or 3.8% from a year ago. Net revenues from the Company's Environmental Sciences Group were $49.3 million, compared with $45.8 million in 1994, an increase of $3.5 million or 7.7%.

     After elimination of the net revenues from divested businesses, including the Company's former toxicology operations, total net revenues increased 12.2% to $144.2 million as compared to $128.5 million in 1994. Results of operations which exclude the results of the divested businesses are considered the results of the Company's ongoing operations.

     Net revenues from the ongoing Life Sciences Group operations were $94.9 million, an increase of 14.7% from 1994. The growth in the Company's ongoing Life Sciences Group operations was primarily a result of an increase in the number of contracts under management and in the size of such contracts in the worldwide clinical development and biostatistics divisions. The clinical development and biostatistics divisions, accounting for $57.5 million, or 60.6%, of the Company's ongoing net revenues in the Life Sciences Group, reported an increase in net revenues of $8.3 million or 16.9%. The acquisitions of CCCR and the Phase I facility in Leicester, England, contributed net revenues of $2.3 million in 1995.

     ENVIRON, the Company's environmental consulting business, is the sole ongoing operation in the Environmental Sciences Group. ENVIRON reported net revenues of $49.3 million, up $4.4 million, or 9.8%, as a result of increased demand for their services in an otherwise sluggish marketplace.

     Direct costs increased 4.1% to $127.8 million in 1995 from $122.8 million in 1994, but declined slightly as a percentage of net revenues to 69.7% from 70.2%. In the Life Sciences Group, direct costs decreased as a percentage of net revenues to 70.2% from 71.8%. The overall improvement in direct costs as a percentage of net revenues resulted from improved cost controls and higher labor utilization. In the Environmental Sciences Group, direct costs as a percentage of net revenues increased to 68.6% from 65.8% in 1994. The increase in direct costs as a percentage of net revenues is primarily attributable to the start-up of the new Marin County office in California.

     Selling, general, and administrative expenses increased 11.6% to $49.8 million in 1995 from $44.6 million in 1994. As a percentage of net revenues, selling, general, and administrative expenses increased to 27.2% from 25.5% last year. Of the $5.2 million increase, $1.5 million was due to the impact of inclusion of businesses acquired in 1995 which had no corresponding expenses in 1994. The 1995 impact of higher depreciation and amortization relating to computer hardware and software, primarily the new accounting system, was $1.2 million. The largest components of selling, general and administrative expense are compensation and associated benefits. These labor costs increased $2.5 million in 1995 due to the full-year impact in 1995 of 1994 new hires, primarily in the areas of information technology, and the addition of sixteen people to Pharmaco's business development group in the last six months of 1995.

     The Company recorded a charge of $19.3 million in 1995 relating to the book loss on the sale of the toxicology business in the fourth quarter. Of that amount, $17.0 million represents a non-cash write off of the net assets of the divested businesses in excess of the proceeds received from Huntingdon. The remaining $2.3 million charge recorded consists of $1.2 million of transaction costs, $1.3 million of severance costs and relocation costs associated with moving the European headquarters from Suffolk, England to Cambridge, England, and $0.6 million projected to be incurred in connection with changing the name of Pharmaco to Pharmaco International Inc., net of a $0.8 million gain recorded as a result of the settlement of the Company's defined benefit pension plan.

     The Company recorded special charges of $5.0 million in the fourth quarter of 1995. Included in this charge was a $3.4 million non-cash expense to write down to market the Company's EnSys investment and the write-off of other non-productive assets. In addition, the Company recorded severance charges totaling $1.2 million relating to the downsizing of its corporate overhead structure. The remaining $0.4 million non-cash expense relates primarily to accrued lease loss reserves related to underutilization of the Richmond laboratory facility.

     The Company's operating loss of $18.6 million reflects an unfavorable variance of $26.0 million as compared to last year's operating income of $7.4 million. The change is due principally to the $19.3 million charge previously described relating to the sale of the toxicology business and the $5.0 million in special charges recorded in the fourth quarter of 1995. The Company's operating income from its ongoing businesses, exclusive of the Company's former toxicology operations, would have been $7.1 million, reflecting an increase of 40.8% over the operating income of $5.0 million in 1994. As a percentage of ongoing net revenues, operating income increased to 4.9% from 3.9% last year.

     Net interest and other expenses of $2.8 million in 1995 were comparable to such expenses in 1994. The Company repaid substantially all of its long term debt in the fourth quarter of 1995 from the cash proceeds generated by the toxicology divestiture and the sale-leaseback transaction.

     The Company recorded an income tax benefit from continuing operations of $16.1 million in 1995, compared with a provision of $1.9 million in 1994. The effective tax rate from continuing operations for 1995 was 75.2%, compared with the 1994 effective tax rate of 39.5%. The 1995 results were favorably impacted by the reversal of previously recorded deferred tax charges associated with prior profits of the Company's U.K. toxicology operations, which were sold to Huntingdon. As a result of the sale, the Company will not be liable for the payment of those previously recorded deferred taxes. Excluding the benefit recorded upon reversal of the previously recorded deferred tax charges, the effective tax rate for 1995 would have been 26.9%. (See Note 11 of Notes to Consolidated Financial Statements.)

     During 1995, the Company recorded a $1.7 million charge, net of tax, relating to the write-off of its remaining investment in ETC, its environmental testing business, and also recorded a $0.9 million charge, net of tax, for the early extinguishment of debt that includes an early prepayment charge on the repayment of its long-term debt and a write-off of the unamortized deferred financing costs associated with its long-term facility.

YEAR ENDED DECEMBER 31, 1994 VERSUS YEAR ENDED DECEMBER 31, 1993

     Net revenues from continuing operations increased $19.5 million (12.6%) in 1994 from 1993. Of such increase, $13.9 million was attributable to the Company's life sciences business, and $5.6 million was attributable to the Company's continuing environmental sciences business.

     All operating divisions of the life sciences business contributed to the growth in net revenues during 1994. Net revenues from U.S. clinical development services increased $3.6 million (12.8%) to $31.6 million compared to 1993, as the average size, function and geographic scope of the clinical trials performed continued to grow. Similarly, net revenues from European clinical development services increased $0.8 million (8.6%) to $9.7 million in 1994. The Biostatistics division of Pharmaco, which analyzes data collected from in-house studies as well as studies conducted by the Company's clients, reported an increase in net revenues of $1.8 million (32.1%) to $7.4 million as compared to 1993, due to more aggressive marketing efforts by Pharmaco. Net revenues from Pharmaco's clinical and laboratory business (Phase I and analytical laboratory studies) increased $4.8 million (16.2%) to $34.5 million in 1994, as a result of an increase in the volume of projects. Worldwide toxicology services, which was subsequently sold in 1995, contributed to the revenue increase with net revenues from Pharmaco's United Kingdom toxicology business increasing $1.1 million (3.9%) to $30.2 million in 1994 compared to 1993, while the U.S. toxicology business reported an increase in net revenues of $1.8 million (13.2%) to $15.8 million in 1994. The increase in the United Kingdom net revenues included an increase of $0.6 million as a result of an increase in value of the pound sterling as compared to the U.S. dollar.

     The $5.6 million increase in net revenues in APBI's Environmental Sciences Group was generated by an increased volume of consulting services provided by ENVIRON. ENVIRON's net revenues increased 15.7% to $44.9 million in 1994 as compared to 1993 due primarily to increased demand for professional services. Net revenues generated by the Environmental Sciences Group also included licensing fees received for environmental laboratory software developed by the Company's former Astrix Software Technology division.

     Direct costs increased in 1994 by $7.4 million (6.5%) over 1993. Of such increase, $4.4 million was attributable to the Company's Life Sciences Group and $3.0 million was attributable to the Company's Environmental Sciences Group. The increase in the direct costs of Pharmaco related to the overall increase in business experienced by all operating divisions. As a percentage of net revenues, direct costs of the Life Sciences Group decreased to 71.8% in 1994 from 76.7% in 1993. Similarly, in the environmental sciences business, the percentage of direct costs to net revenues decreased to 65.8% in 1994 from 67.3% in 1993 due to higher consultant utilization rates.

     Selling, general and administrative expenses decreased $2.1 million (4.6%) to $44.6 million in 1994 compared to $46.8 million in 1993. As a percentage of net revenues, selling, general and administrative expenses decreased to 25.5% in 1994 as compared to 30.1% in 1993. The decrease was attributable to additional accounts receivable reserves of approximately $5.9 million recorded in 1993. Minimal charges were recorded in 1994. This decrease was partially offset by increased marketing expenses incurred by Pharmaco and by increased corporate general and administrative expenses. The increase in corporate general and administrative expenses related to the Company's investment in a new accounting system. Corporate expenses also were impacted by approximately $0.8 million in expenses related to a new financing facility, which was negotiated in 1994, and other professional fees.

     The Company incurred restructuring charges of $9.4 million in 1993. No comparable charges were incurred in 1994. The 1993 charges primarily related to the reengineering of the Company's two former toxicology laboratories in the United States and the United Kingdom and related staff reductions to bring costs in line with reduced revenues.

     Operating income from continuing operations increased $23.6 million to $7.4 million in 1994 from a loss of $16.2 million in 1993 as a result of the previously mentioned factors.

     Interest expense, net of interest income, increased to $2.7 million in 1994 from $1.6 million in 1993 as a result of higher average balances outstanding from the refinancing of the principal credit facility in May and an increase in interest rates.

     The Company recorded a net loss from discontinued operations of $12.9 million in 1994. Of that amount, $12.1 million related to a write-down of the carrying value of the Company's investment in its discontinued ETC division, consisting primarily of its interest in PACE Incorporated. The Company recorded a net loss of $0.5 million relating to the divestiture of Paragon, which was completed in the second quarter of 1994. The remainder of the net loss from discontinued operations was attributable to the $0.3 million in net losses generated by the operations of Paragon prior to its sale.

     The Company recorded a provision of $1.9 million for income taxes from continuing operations in 1994 compared to a benefit of $3.4 million in 1993. The effective tax rate from continuing operations for 1994 of 39.5% increased from 19.9% in 1993, in part, because of foreign net operating losses for which no related tax benefit was recorded, due to uncertainty over the Company's ability to realize such benefit.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at December 31, 1995, were $11.3 million compared to $7.9 million at December 31, 1994. The $3.4 million increase is primarily due to proceeds from the sale of the Company's toxicology operations ($32.5 million), proceeds from the sale-leaseback of its Austin facilities ($12.0 million) and an increase in cash from operating activities ($10.8 million), offset primarily by the repayment of debt ($44.5 million) and capital expenditures ($7.6 million).

     Cash provided from operations in 1995 increased $9.0 million from 1994. The increase was primarily attributable to a $2.1 million decrease in net loss and a favorable change in net operating assets of $19.0 million, offset by a decrease in non-cash expenses net of non-cash gains of $12.1 million. Cash collection efforts and cash disbursements processing were centralized into one location at the beginning of 1995. These efforts have resulted in improvements in cash management as evidenced by a decrease in accounts receivable of $5.5 million during the year, as compared to an increase during 1994 of $14.0 million, and an increase in accounts payable and accrued liabilities of $7.9 million during 1995, compared to a decrease in 1994 of $3.1 million.

     The net change in non-cash activity from 1994 to 1995 of $12.1 million relates primarily to the non-cash portion of the loss on sale of business of $17.0 million, representing the net book value of the net assets sold in excess of the cash proceeds received. In addition, the change was affected by the write down of the Company's investment in EnSys of $2.6 million, the write off of the unamortized portion of deferred financing costs of $1.0 million, and an increase in depreciation and amortization expense of $0.8 million. These changes were offset by a change in deferred income taxes of $21.4 million, a decrease in the provision for loss on disposal of discontinued operations of $9.1 million and a change in the net gain on disposition of property and equipment of $2.9 million, relating primarily to the sale of the Company's Austin facilities.

     The Company generated cash from investing activities during 1995 of $38.5 million as a result of the cash proceeds received from the sale of the Company's toxicology operations of $32.5 million, cash received from the sale-leaseback of the Company's Austin facilities of $12.0 million and cash received from the sale of a separate facility in Austin for $2.2 million. Cash was used in investing activities for capital expenditures totaled $7.6 million and for acquisition costs of $0.5 million. Acquisition costs were primarily related to the purchase of CCCR in August 1995. Proceeds from the property sales and the sale of business were used to repay the related mortgages and Company's outstanding loan balances. Net cash of $45.5 million was used in financing activities during 1995 primarily to repay the Company's revolving line of credit and long-term debt.

     The Company plans to spend approximately $8.0 million for capital expenditures in 1996. These funds will be used primarily for the purchase of computer hardware and software to continually upgrade and improve the Company's technological systems. The Company anticipates financing these expenditures through internally generated funds.

     In 1994, the Company obtained a $25.0 million term loan and a $20.0 million revolving line of credit term loan facility. The Company used the cash proceeds from the disposition of its toxicology operations and the sale-leaseback transaction to repay, in full, the entire outstanding balance of the term loan and line of credit. The Company has retained, as its primary credit facility, the secured revolving line of credit which accrues interest at the prime rate plus 1.0%. The variable rate is subject to reduction if certain covenants related to financial performance are met. As a result of the Company's performance during the first and second quarters of 1995, the variable rate was reduced from 1.5% to 1.0% over prime. The unused portion of the loan is available to provide working capital and for general corporate purposes through May 1997. As of December 31, 1995, there were no borrowings outstanding under the line of credit.

     The line-of-credit loan agreement provides an additional $5.0 million for letters of credit to back guarantees or insurance policies. At December 31, 1995, open letters of credit were issued for $0.7 million.

     During 1995, the Company had available a $3.0 million master lease agreement to provide a means to lease rather than acquire certain equipment for use in the United States without drawing on its principal credit facility. At December 31, 1995, the Company had leased equipment totaling $1.9 million under this facility. For 1996, the Company has $2.0 million of credit available under an amended master lease agreement.

     The Company believes that cash flow generated by its own operating activities, together with its current borrowing capacity, is sufficient to finance its world-wide operations and the normal growth of its business at least through 1996. Further growth of the Company's business also may be funded through additional borrowings, the sale of non-strategic assets or through issuance of shares of common stock by the Company.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company implemented early adoption of SFAS No. 121, effective January 1, 1995. The adoption of this statement had no material affect on the Company's financial statements.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-based Compensation," which provides companies the option to account for employee stock compensation awards based on their estimated fair value at the date of grant, resulting in a charge to income in the period the awards are granted, or to present pro forma footnote disclosure describing the effect to the Company's net income and net income per share data. SFAS No. 123 is effective for the Company's 1996 financial statements. The Company has not yet determined what impact, if any, the adoption of SFAS No. 123 will have on the Company's financial position or disclosure to its financial statements.

     Other pronouncements issued by the FASB with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

EFFECTS OF INFLATION

     Management does not believe that inflation has had a significant impact on the Company's results of operations during the periods presented.

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

     The results of operations of the United Kingdom subsidiaries denominated in pounds sterling have been translated from pounds sterling into dollars using the following exchange rates:

                                                       POUND STERLING       U.S. DOLLAR
                                                          PER U.S.           PER POUND
                              YEAR                         DOLLAR             STERLING
            ----------------------------------------   --------------      --------------
            1995....................................        0.633               1.580
            1994....................................        0.651               1.536
            1993....................................        0.665               1.503

     The rates in the above table represent the average of the 13 rates that were in effect in the beginning of the relevant year and at the end of each calendar month during such year, as quoted in The Wall Street Journal.

     The following table sets forth, for the fiscal years indicated, the percentage of the Company's revenues from continuing operations recorded in pounds sterling based on the average rates for the periods indicated in the conversion table above:

                                                                      PERCENTAGE OF
                                                                        TOTAL NET
                                                                       REVENUES IN
                                     YEAR                            POUNDS STERLING
            ------------------------------------------------------   ---------------
            1995..................................................         17.7%
            1994..................................................         18.9
            1993..................................................         19.8

     Approximately 4.5% of the Company's total net revenues were generated by its European clinical development services businesses, excluding its United Kingdom clinical development services subsidiary, primarily in Belgium, France and Germany. As a result of the Company's sale of its toxicology operations, the percentage of the Company's revenues recorded in pounds sterling will be significantly lower in 1996. However, because the Company is currently expanding its foreign operations, it is anticipated that the percentage of the Company's total net revenues denominated in foreign currencies may increase in the future.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The information required under this Item is incorporated by reference to the Registrant's definitive proxy statement for its 1996 Annual Meeting of Stockholders (to be filed with the Commission).

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required under this Item is incorporated by reference to the Registrant's definitive proxy statement for its 1996 Annual Meeting of Stockholders (to be filed with the Commission).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this Item is incorporated by reference to the Registrant's definitive proxy statement for its 1996 Annual Meeting of Stockholders (to be filed with the Commission).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required under this Item is incorporated by reference to the Registrant's definitive proxy statement for its 1996 Annual Meeting of Stockholders (to be filed with the Commission).

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

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on December 6, 1995, relating to the Company's disposition of its toxicology business through an asset and stock purchase, which was completed on November 21, 1995, and the completion of a sale-leaseback transaction involving its real estate in Austin, Texas, on November 13, 1995. As part of the Current Report on Form 8-K, the Company filed unaudited pro forma financial statements as of and for the nine months ended September 30, 1995, giving pro forma effect to the sale of the toxicology business and the sale-leaseback transaction.

     (c) Exhibits

  EXHIBIT
    NO.
-----------
 2             Stock and Asset Master Purchase Agreement by and among Huntingdon International
               Holdings plc, Huntingdon Life Sciences Inc., Applied Bioscience International
               Inc. and Pharmaco LSR International Inc., dated as of November 1, 1995, incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form
               8-K filed with the Securities and Exchange Commission on December 6, 1996
 3.1           Certificate of Incorporation of the Registrant (composite copy as amended to date), incorporated by reference to Exhibit 4.2 to the Registrant's Registration
               Statement on Form S-3 (Registration No. 33-47505)
 3.2           By-Laws of the Registrant, as amended to date, incorporated by reference to
               Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1993
 4             Instruments defining the rights of security holders, including indentures
 4.1           Certificate of Incorporation of the Registrant (composite copy as amended to date), incorporated by reference to Exhibit 4.2 to the Registrant's Registration
               Statement on Form S-3 (Registration No. 33-47505)
 4.2           By-Laws of the Registrant, as amended to date, incorporated by reference to
               Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1993
10             Material Contracts:
10.1           Applied Bioscience International Inc. Employee Stock Purchase Program (1988),
               incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1993
10.2           Life Science Research Limited Retirement Benefits Scheme and Trust Deed,
               incorporated by reference to Exhibit 10.2 to the Registrant's Registration
               Statement on Form S-1 (No. 33-11953)
10.3           Applied Bioscience International Inc. U.S. Pension Plan and form of Trust
               Agreement, incorporated by reference to Exhibit 10.3 to the Registrant's Annual
               Report on Form 10-K for the year ended December 31, 1993
10.4           Agreement dated December 1, 1987, between the Company and Kenneth H. Harper, incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1993
10.5           Agreement dated December 1, 1987 between the Company and John H. Timoney, incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1993
10.6           Registration Rights Agreement dated September 7, 1990, by and among Applied
               Bioscience International Inc. and Grover C. Wrenn, Joseph H. Highland, Robert M.
               Wenger, Robert H. Harris, and Joseph V. Rodricks, incorporated by reference to
               Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended
               December 31, 1990

  EXHIBIT
    NO.
-----------
10.7           Employment Agreement dated September 7, 1990, by and among ENVIRON International
               Corporation, Applied Bioscience International Inc., and Grover C. Wrenn,
               incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1990
10.8           Employment Agreement dated September 7, 1990, by and among ENVIRON International
               Corporation, Applied Bioscience International Inc., and Joseph H. Highland,
               incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1990
10.9           Employment Agreement dated September 7, 1990, by and among ENVIRON International
               Corporation, Applied Bioscience International Inc., and Joseph V. Rodricks,
               incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1990
10.10          Employment Agreement dated September 7, 1990, by and among ENVIRON International
               Corporation, Applied Bioscience International Inc., and Robert M. Wenger,
               incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1990
10.11          Employment Agreement dated September 7, 1990, by and among ENVIRON International
               Corporation, Applied Bioscience International Inc., and Robert H. Harris,
               incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1990
10.12          Employment Agreement dated September 7, 1990, by and between Applied Bioscience
               International Inc. and Kenneth H. Harper, incorporated by reference to Exhibit
               10.26 to the Registrant's Annual Report on Form 10-K for the year ended December
               31, 1990
10.13          Employment Agreement dated September 7, 1990, by and between Applied Bioscience
               International Inc. and John H. Timoney, incorporated by reference to Exhibit
               10.27 to the Registrant's Annual Report on Form 10-K for the year ended December
               31, 1990
10.14          Partial Waiver and Amendment to Severance Agreement dated September 7, 1990, by and between Applied Bioscience International Inc. and Kenneth H. Harper,
               incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1990
10.15          Partial Waiver and Amendment to Severance Agreement dated September 7, 1990, by and between Applied Bioscience International Inc. and John H. Timoney,
               incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1990
10.16          Applied Bioscience International Inc. Stock Incentive Program (1990),
               incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1990
10.17          Registration Rights Agreement dated February 28, 1992, by and among the
               Registrant and Richard J. Hawkins, Nona F. Niland, John V. Farinacci, Summit
               Ventures II, L.P., and Summit Ventures, L.P., incorporated by reference to
               Exhibit 19.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1992
10.18          Partial Waiver to Severance Agreement dated February 28, 1992, by and between the
               Registrant and Kenneth H. Harper, incorporated by reference to Exhibit 19.6 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31,
               1992
10.19          Partial Waiver to Severance Agreement dated February 28, 1992, by and between the
               Registrant and Kenneth H. Harper, incorporated by reference to Exhibit 19.6 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31,
               1992

  EXHIBIT
    NO.
-----------
10.20          Amendments to Registration Rights Agreement dated February 28, 1992, by and among the Registrant and Grover C. Wrenn, Joseph H. Highland, Robert H. Harris, Joseph
               V. Rodricks, and Robert M. Wenger, incorporated by reference to Exhibit 19.10 to the registrant's Quarterly Report on Form 10-Q for the period ended March 31,
               1992
10.21          Corporate Advisory Service Agreement dated February 5, 1993, between Applied
               Bioscience International Inc. and Pharmaco LSR International Inc. incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the
               year ended December 31, 1992
10.22          Corporate Advisory Service Agreement dated February 5, 1993, between Applied
               Bioscience International Inc. and APBI Environmental Sciences Group, Inc.,
               incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1992
10.23          Letter Agreement dated April 30, 1993, between the Registrant and Dr. Kenneth H.
               Harper, incorporated by reference to Exhibit 10.44 to the Registrant's Quarterly
               Report on Form 10-Q for the period ended September 30, 1993
10.24          Letter Agreement dated April 30, 1993, between the Registrant and John H.
               Timoney, incorporated by reference to Exhibit 10.45 to the Registrant's Quarterly
               Report on Form 10-Q for the period ended September 30, 1993
10.25          Loan and Security Agreement dated as of May 24, 1994, among the Registrant, APBI
               Environmental Sciences Group, Inc. , APBI Finance Corporation, APBI Investor
               Relations Inc., Pharmaco LSR International Inc., Pharmaco LSR Ltd. (collectively, the "Borrowers"), and ABN AMRO Bank N.V., Core States Bank, N.A., United Jersey
               Bank/Central, N.A. (collectively, the "Banks"), with Core States Bank, N.A. as
               Agent, incorporated by reference to Exhibit 10.33 to the Registrant's Quarterly
               Report on Form 10-Q for the period ended June 30, 1994
10.26          Revolving Credit Notes dated May 24, 1994, incorporated by reference to Exhibit
               10.34 to the Registrant's Quarterly Report on Form 10-Q for the period ended June
               30, 1994
10.27          Term Loan Notes dated May 24, 1994, incorporated by reference to Exhibit 10.35 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994
10.28          First Amendment dated as of February 27, 1995, to the Loan and Security Agreement
               dated as of May 24, 1994, by and among the Borrowers, the Bank, and the Agent
10.29          APBI Retirement Savings Plan, incorporated by reference to Exhibit 4 to the
               Registrant's Registration Statement on Form S-8 (No. 33-56678)
10.30          Separation Agreement by and between the Registrant and Swep T. Davis dated as of
               January 31, 1995, incorporated by reference to Exhibit 10.30 to the Registrant's
               Annual Report on Form 10-K for the year ended December 31, 1994
10.31          Employment Agreement by and between Pharmaco LSR International Inc. and Geoffrey
               K. Hogan dated as of January 6, 1993, incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1994
10.32          Letter Agreement dated September 3, 1993, between the Registrant and Stephen L.
               Waechter, incorporated by reference to Exhibit 10.32 to the Registrant's Amended
               Annual Report on Form 10-K/A for the year ended December 31, 1994
10.33          Letter Agreement dated September 14, 1993, between the Registrant and Stephen L.
               Waechter, incorporated by reference to Exhibit 10.44 to the Registrant's Amended
               Annual Report on Form 10-K/A for the year ended December 31, 1994

  EXHIBIT
    NO.
-----------
10.34          Interim Employment Agreement by and between Pharmaco LSR International Inc., and
               Charles L. Defesche dated as of March 1, 1995, incorporated by reference to
               Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1995
10.35          Change of Control Agreement by and between Applied Bioscience International Inc.
               and Stephen L. Waechter dated as of June 14, 1995, incorporated by reference to
               Exhibit 10.35 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995
10.36          Employment Agreement by and between Applied Bioscience International Inc. and
               Kenneth H. Harper dated as of September 1, 1995, incorporated by reference to
               Exhibit 10.36 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995
10.37          Restricted Stock Agreement by and between Applied Bioscience International Inc.
               and Kenneth H. Harper dated as of August 15, 1995, incorporated by reference to
               Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995
10.38          Employment Agreement by and between Applied Bioscience International Inc. and
               John H. Timoney dated as of September 1, 1995, incorporated by reference to
               Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995
10.39          Restricted Stock Agreement by and between Applied Bioscience International Inc.
               and John H. Timoney dated as of August 15, 1995, incorporated by reference to
               Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995
10.40a-        Non-statutory Stock Option Agreements by and between Applied Bioscience
10.40f         International Inc. and Grover C. Wrenn dated as of September 19, 1995, incorporated by reference to Exhibits 10.40a-10.40f to the Registrant's Quarterly
               Report on Form 10-Q for the period ended September 30, 1995
10.41          Separation Agreement by and between Applied Bioscience International Inc. and
               Grover C. Wrenn dated August 25, 1995, incorporated by reference to Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-Q for the period ended September
               30, 1995
10.42          Purchase Agreement by and between ABI (TX) QRS 12-11, Inc. and Applied Bioscience
               International Inc.
10.43          Lease Agreement by and between ABI (TX) QRS 12-11, Inc. and Pharmaco LSR
               International Inc.
10.44          Separation Agreement by and between Applied Bioscience International Inc. and
               Jamie G. Donelan dated February 7, 1996
10.45          Employment Agreement by and between Applied Bioscience International Inc. and
               Carol P. Hanna dated January 2, 1996
11             Statement re computation of per-share earnings
21             Subsidiaries of the Registrant
23             Consent of Arthur Andersen LLP
27             Financial Data Schedule

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                                        PAGE
                                                                                        ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.............................................    F-1
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
  DECEMBER 31, 1995, 1994 AND 1993...................................................    F-2
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1995 AND 1994.........................    F-3
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
  DECEMBER 31, 1995, 1994 AND 1993...................................................    F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
  DECEMBER 31, 1995, 1994 AND 1993...................................................    F-5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................................    F-6
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
     Schedule II -- Valuation and Qualifying Accounts................................   F-27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Applied Bioscience International Inc.
and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Applied Bioscience International Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Bioscience International Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Washington, D.C.,
February 22, 1996

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                                   1995        1994        1993
                                                                 --------    --------    --------
LIFE SCIENCES REVENUES, net of subcontractor costs of $24,144,
  $21,370 and $13,730, respectively...........................   $133,970    $129,099    $115,154
ENVIRONMENTAL SCIENCES REVENUES, net of subcontractor costs of
  $7,230, $4,564 and $3,056, respectively.....................     49,283      45,763      40,190
                                                                 --------    --------    --------
Net revenues..................................................    183,253     174,862     155,344
                                                                 --------    --------    --------
DIRECT COSTS -- LIFE SCIENCES.................................     93,997      92,692      88,295
DIRECT COSTS -- ENVIRONMENTAL SCIENCES........................     33,791      30,095      27,047
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..................     49,821      44,642      46,783
LOSS ON SALE OF BUSINESS......................................     19,308          --          --
SPECIAL CHARGES AND RESTRUCTURING COSTS.......................      4,982          --       9,365
                                                                 --------    --------    --------
                                                                  201,899     167,429     171,490
                                                                 --------    --------    --------
OPERATING (LOSS) INCOME.......................................    (18,646)      7,433     (16,146)
INTEREST:
     Expense..................................................     (3,054)     (3,190)     (1,959)
     Income...................................................        220         508         392
OTHER INCOME (EXPENSE)........................................         18         (13)        394
                                                                 --------    --------    --------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
  INCOME TAXES................................................    (21,462)      4,738     (17,319)
(BENEFIT) PROVISION FOR INCOME TAXES..........................    (16,134)      1,873      (3,446)
                                                                 --------    --------    --------
(LOSS) INCOME FROM CONTINUING OPERATIONS......................     (5,328)      2,865     (13,873)
                                                                 --------    --------    --------
DISCONTINUED OPERATIONS:
     Loss from discontinued operations, net of income tax
       benefit of $0, $128 and $1,157, respectively...........         --        (285)     (5,787)
     Estimated loss on disposal of discontinued operations,
       net of income tax benefit of $2,036, $227 and $2,654,
       respectively...........................................     (1,716)    (12,588)     (6,346)
                                                                 --------    --------    --------
LOSS FROM DISCONTINUED OPERATIONS.............................     (1,716)    (12,873)    (12,133)
                                                                 --------    --------    --------
NET LOSS BEFORE EXTRAORDINARY ITEM............................     (7,044)    (10,008)    (26,006)
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT,
  net of income tax benefit of $475...........................       (897)         --          --
                                                                 --------    --------    --------
NET LOSS......................................................   $ (7,941)   $(10,008)   $(26,006)
                                                                 ========    ========    ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING..........     28,457      28,129      28,254
                                                                 ========    ========    ========
EARNINGS (LOSS) PER COMMON SHARE:
     (Loss) income from continuing operations.................   $  (0.19)   $   0.10    $  (0.49)
     Loss from discontinued operations........................      (0.06)      (0.46)      (0.43)
     Extraordinary loss.......................................      (0.03)         --          --
                                                                 --------    --------    --------
LOSS PER COMMON SHARE.........................................   $  (0.28)   $  (0.36)   $  (0.92)
                                                                 ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             1995        1994
                                                                           --------    --------
                                            ASSETS
CURRENT ASSETS
     Cash and cash equivalents..........................................   $ 11,304    $  7,944
     Accounts receivable, net...........................................     54,426      63,585
     Supply inventories.................................................        231       1,163
     Income tax receivable..............................................        825       2,297
     Prepaid expenses and other current assets..........................      5,545       6,077
     Deferred tax asset.................................................      4,756       --
                                                                           --------    --------
          Total current assets..........................................     77,087      81,066
PROPERTY AND EQUIPMENT, at cost less accumulated depreciation and
  amortization..........................................................     21,515      82,905
GOODWILL, less accumulated amortization.................................     10,041       5,738
OTHER ASSETS............................................................      6,514      11,971
                                                                           --------    --------
          Total assets..................................................   $115,157    $181,680
                                                                           ========    ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Current maturities of long-term debt...............................   $    322    $  2,406
     Accounts payable...................................................      7,089       6,156
     Accrued liabilities................................................     26,749      25,172
     Advance billings...................................................      9,536      23,649
                                                                           --------    --------
          Total current liabilities.....................................     43,696      57,383
LONG-TERM DEBT..........................................................        572      42,884
DEFERRED INCOME TAXES...................................................         --      11,348
DEFERRED RENT AND OTHER.................................................      3,010       1,357
                                                                           --------    --------
          Total liabilities.............................................     47,278     112,972
                                                                           --------    --------
COMMITMENTS AND CONTINGENCIES (Notes 9, 13 and 14)
STOCKHOLDERS' EQUITY:
     Common stock, $0.01 par value, 40,000,000 shares authorized,
      29,724,000 and 29,520,000 shares issued and outstanding,
      respectively......................................................        297         295
     Paid-in capital....................................................     69,598      68,826
     Retained earnings..................................................      3,144      12,062
     Treasury stock, at cost, 713,000 and 1,347,000 shares,
      respectively......................................................     (4,335)     (9,355)
     Unrealized loss on investments.....................................         --        (728)
     Cumulative translation adjustment..................................       (425)     (1,561)
     Deferred compensation..............................................       (400)       (831)
                                                                           --------    --------
          Total stockholders' equity....................................     67,879      68,708
                                                                           --------    --------
          Total liabilities and stockholders' equity....................   $115,157    $181,680
                                                                           ========    ========

   The accompanying notes are an integral part of these consolidated balance sheets.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                      COMMON STOCK
                                     --------------                                   UNREALIZED   CUMULATIVE
                                               PAR    PAID-IN   RETAINED   TREASURY    LOSS ON     TRANSLATION    DEFERRED
                                     SHARES   VALUE   CAPITAL   EARNINGS    STOCK     INVESTMENTS  ADJUSTMENT   COMPENSATION
                                     ------   -----   -------   --------   --------   ----------   ----------   ------------
BALANCE, December 31, 1992.......... 29,367   $294    $68,719   $48,147    $    --      $   --      $ (2,819)     $ (2,421)
    Net loss........................    --      --         --   (26,006)        --          --            --            --
    Issuance of 22,728 shares.......    23      --         84        --         --          --            --            --
    Income tax provision from
      exercise of stock options and
      deferred compensation
      amortization..................    --      --       (176)       --         --          --            --            --
    Amortization of deferred
      compensation..................    --      --         --        --         --          --            --         1,017
    Common stock repurchased of
      1,440,000 shares..............    --      --         --        --    (10,184)         --            --            --
    Sale of 84,329 treasury shares
      to employee savings plan......    --      --         --       (71)       754          --            --            --
    Translation adjustments.........    --      --         --        --         --          --          (748)           --
                                     ------   ----    -------   --------   -------       -----       -------       -------
BALANCE, December 31, 1993.......... 29,390    294     68,627    22,070     (9,430)         --        (3,567)       (1,404)
    Net loss........................    --      --         --   (10,008)        --          --            --            --
    Issuance of 129,565 shares......   130       1        448        --         --          --            --            --
    Income tax provision from
      exercise of stock options and
      deferred compensation
      amortization..................    --      --       (249)       --         --          --            --            --
    Amortization of deferred
      compensation..................    --      --         --        --         --          --            --           573
    Sale of 8,437 treasury shares to
      employees savings plan........    --      --         --        --         75          --            --            --
    Unrealized loss on EnSys
      investment....................    --      --         --        --         --        (728)           --            --
    Translation adjustments.........    --      --         --        --         --          --         2,006            --
                                     ------   ----    -------   --------   -------       -----       -------       -------
BALANCE, December 31, 1994.......... 29,520    295     68,826    12,062     (9,355)       (728)       (1,561)         (831)
    Net loss........................    --      --         --    (7,941)        --          --            --            --
    Issuance of 176,771 shares......   177       2        708        --         --          --            --            --
    Issuance of 634,188 treasury
      shares in connection with
      acquisition accounted for
      under the purchase method.....    --      --         --      (977)     5,020          --            --            --
    Issuance of restricted stock
      units.........................    60      --        405        --         --          --            --          (405)
    Forfeiture of restricted stock
      units.........................   (33 )    --       (567)       --         --          --            --           567
    Cancellation and reissuance of
      stock options.................    --      --        173        --         --          --            --          (173)
    Income tax benefit from exercise
      of stock options and deferred
      compensation amortization.....    --      --         53        --         --          --            --            --
    Amortization of deferred
      compensation..................    --      --         --        --         --          --            --           442
    Realized loss on EnSys
      investment....................    --      --         --        --         --         728            --            --
    Sale of business................    --      --         --        --         --          --         1,699            --
    Translation adjustments.........    --      --         --        --         --          --          (563)           --
                                     ------   ----    -------   --------   -------       -----       -------       -------
BALANCE, December 31, 1995.......... 29,724   $297    $69,598   $ 3,144    $(4,335)     $   --      $   (425)     $   (400)
                                     ======   ====    =======   ========   =======       =====       =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                                   1995        1994        1993
                                                                 --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.................................................   $ (7,941)   $(10,008)   $(26,006)
     Adjustments to reconcile net loss to net cash provided by
       operating activities --
     Depreciation and amortization............................     11,754      10,960      12,996
     Deferred income taxes....................................    (18,204)      3,235        (234)
       Loss on sale of business...............................     16,991          --          --
     Provision for loss on disposal of discontinued
       operations.............................................      3,752      12,815       9,000
     (Gain) loss on disposition of property and equipment.....     (2,741)        113          --
     Impairment of investment in EnSys........................      2,638          --          --
     Early extinguishment of debt.............................        955          --          --
     Deferred compensation expense............................        442         573       1,017
     Write off of goodwill....................................         --          --       2,890
     Change in assets and liabilities:
          Decrease (increase) in accounts receivable, net.....      5,502     (13,958)     10,291
          Decrease (increase) in supply inventories, prepaid
            expenses and other current assets.................        255      (1,572)        (73)
          Change in current income taxes......................      1,472       5,115      (7,985)
          Increase in other assets............................     (1,236)     (3,854)       (668)
          Change in assets and liabilities of discontinued
            operations, net...................................     (1,593)     (2,009)      1,623
          Increase (decrease) in accounts payable and
            accrued liabilities...............................      7,860      (3,076)      9,121
          (Decrease) increase in advance billings.............     (9,081)      3,529         931
                                                                 --------    --------    --------
          Net cash provided by operating activities...........     10,825       1,863      12,903
                                                                 --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment......................     (7,617)    (14,495)    (19,028)
     Proceeds from sale of business...........................     32,500          --          --
     Proceeds from sale of property and equipment.............     14,150          --          --
     Acquisition costs........................................       (536)         --          --
     Investment in EnSys......................................         --          --        (188)
                                                                 --------    --------    --------
          Net cash provided by (used in) investing
            activities........................................     38,497     (14,495)    (19,216)
                                                                 --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term bank (repayments) borrowings, net.............     (1,687)    (16,929)      9,598
     Line of credit (repayments) borrowings, net..............    (12,800)     12,800          --
     Repayment of long-term debt..............................    (31,720)    (12,885)     (5,822)
     Other long-term borrowings...............................         --      26,903      10,195
     Proceeds from issuance of common stock...................        710         449          85
     Purchase of treasury stock...............................         --          --     (10,184)
     Sale of treasury stock to employee benefit plan..........         --          75         683
     Other....................................................         45        (249)       (176)
                                                                 --------    --------    --------
          Net cash (used in) provided by financing
            activities........................................    (45,452)     10,164       4,379
                                                                 --------    --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.......................       (510)       (137)       (346)
                                                                 --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........      3,360      (2,605)     (2,280)
CASH AND CASH EQUIVALENTS, beginning of the year..............      7,944      10,549      12,829
                                                                 --------    --------    --------
CASH AND CASH EQUIVALENTS, end of the year....................   $ 11,304    $  7,944    $ 10,549
                                                                 ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

     Applied Bioscience International Inc. and its subsidiaries, collectively, (the "Company") provide a broad range of research and consulting services in two business segments: life sciences and environmental sciences. Services provided in the life sciences segment include worldwide clinical research and development of pharmaceutical products and medical devices, biostatistical analysis and analytical laboratory services. Environmental sciences services include assessment and management of chemical and environmental health risk, site investigation and remediation planning, and litigation support. Such services are provided through both segments under contract to clients in the pharmaceutical, general chemical, agrochemical, biotechnology and other industries. The environmental sciences segment also markets services to clients in the industrial, manufacturing and oil and gas industries. The Company's life sciences services, which represent 73.1% of the Company's business based on net revenues, are marketed primarily in the United States and Europe. The remaining 26.9% of the Company's net revenues are derived from its environmental sciences segment which are primarily domestic.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

SPECIAL CHARGES AND RESTRUCTURING COSTS

     In the fourth quarter of 1995, the Company recorded special charges of $4,982,000, primarily related to the impairment of certain investments and assets and in the effort to reduce costs and improve efficiencies. These charges included approximately $3,405,000 associated with the impairment of the Company's available-for-sale investment (see Note 7) and other assets, $1,195,000 related primarily to severance costs and $382,000 related to accrued lease losses and other miscellaneous costs.

     In 1993, the Company recorded a provision for business restructuring totaling $9,365,000, primarily related to re-engineering the Company's toxicology business. These charges included approximately $6,640,000 associated with severance and costs related to the Company's reduction in work force and $2,725,000 which primarily related to consulting fees incurred which were associated with the design and implementation of reorganized reporting lines and responsibilities.

REVENUE RECOGNITION

     The Company records revenues from fixed-price contracts extending over more than one accounting period on a percentage-of-completion basis. Revenues from time-and-material contracts are recognized as billable rates multiplied by hours delivered, plus pass-through expenses incurred. Pass-through expenses generally include subcontractor costs which consist of investigator fees, travel and certain other contract costs that are reimbursed by the client. Accordingly, such subcontractor costs are deducted in determining net revenues.

     If it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged against income in the period in which the determination is made. Clients generally may terminate a study at any time, which may cause unplanned periods of excess capacity and reduced revenues and earnings. To offset the effects of early terminations, with respect to contracts of significant size the Company attempts to negotiate the payment of an early termination fee.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Supplemental cash flow information and non-cash investing activities are as follows (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                             ----------------------------
                                                              1995       1994       1993
                                                             -------    -------    ------
        CASH PAID (RECEIVED):
             Interest, net of amounts capitalized.........   $ 3,338    $ 3,619    $1,766
                                                             =======     ======    ======
             Income taxes, net............................   $(2,299)   $(6,355)   $1,226
                                                             =======     ======    ======

     The non-cash assets and liabilities acquired, including the acquisition of the Chicago Center for Clinical Research (see Note 2) and the Phase I clinical center received as consideration for the sale of the toxicology operations (see
Note 3) are as follows:

                                                                               1995
                                                                              -------
        ACQUISITION:
             Fair value of assets acquired.................................   $ 7,530
             Liabilities assumed...........................................    (3,175)
        NON-CASH CONSIDERATION RECEIVED:
             Fair value of assets acquired.................................   $ 5,098
             Liabilities assumed...........................................      (598)

SUPPLY INVENTORIES

     Supply inventories are stated at the lower of cost or market.

PROPERTY AND EQUIPMENT

     Depreciation is recorded using the straight-line method, based on estimated useful lives of 20 to 50 years for buildings, 5 to 12 years for laboratory equipment, 3 to 5 years for computers and related equipment, and 4 to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements. Property under capital leases is amortized over the life of the lease or the service life, whichever is shorter. The Company evaluates impairment of its property and equipment based on whether it is probable that undiscounted future cash flows from operations are expected to be less than the asset's carrying value.

GOODWILL

     The excess of the purchase price of the businesses acquired over the fair value of net tangible assets and identifiable intangibles at the date of the acquisitions has been assigned to goodwill. Goodwill is being amortized over periods of 15 to 40 years. As of December 31, 1995 and 1994, accumulated amortization was $1,696,000 and $1,587,000, respectively. The amortization charges for each of the three years ended December 31, 1995, 1994 and 1993 were $397,000, $371,000 and $297,000, respectively. The Company evaluates impairment of goodwill based on whether it is probable that undiscounted future cash flows will be less than the carrying value.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     In 1993, the Company determined that goodwill assigned to its agrochemical development division, Paragon Global Services ("Paragon," formerly Landis International Inc.), was impaired and measured the amount of loss based upon the discounted present value of future cash flows. A full write-off of $2,890,000 was warranted based upon this analysis. In 1994, the Paragon division was sold and has been presented as a discontinued operation in the accompanying consolidated financial statements. (See Note 4.)

OTHER ASSETS

     Computer software costs and other intangible assets, which are included in other assets, are being amortized over periods of three to five years. (See Note 7.)

UNBILLED RECEIVABLES AND ADVANCE BILLINGS

     Unbilled receivables represent amounts earned for services that have been rendered but for which clients have not been billed. The account includes amounts billed in January, as well as amounts which are billable upon contract execution, achievement of milestones or contract completion. Substantially all contracts in progress at year end are billable during the subsequent year. Advance billings represent amounts billed and cash received for services not yet rendered.

INCOME TAXES

     The Company accounts for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

TRANSLATION OF FOREIGN FINANCIAL STATEMENTS

     Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the year-end rate of exchange. Income and expenses are translated at the average rates of exchange prevailing during the year. Gains or losses from translating foreign currency financial statements are accumulated in a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in other income.

     Funds generated by each subsidiary of the Company are generally reinvested in the country where they are earned.

PER-SHARE INFORMATION

     The computation of both primary and fully-diluted loss per-share information is based on the weighted average number of common shares outstanding during the year. The inclusion of additional common-equivalent shares, assuming the exercise of stock options, would have been antidilutive. The primary and fully-diluted per-share data are the same for all periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company implemented early adoption of SFAS No. 121, effective January 1, 1995. The adoption of this statement had no material affect on the Company's consolidated financial statements.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-based Compensation," which provides companies the option to account for employee stock compensation awards based on their estimated fair value at the date of grant, resulting in a charge to income in the period the awards are granted, or to present pro forma footnote disclosure describing the effect to the company's net income and net income per share data. SFAS No. 123 is effective for the Company's 1996 financial statements. The Company has not yet determined what impact, if any, the adoption of SFAS No. 123 will have on the Company's financial position or disclosure to its consolidated financial statements.

     Other pronouncements issued by the FASB with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

PERVASIVENESS OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 1995 presentation.

2.  ACQUISITION:

     On August 18, 1995, the Company, through its newly formed subsidiary, Clinix International Inc., acquired the business and assets of the Chicago Center for Clinical Research ("CCCR"), a nationally recognized organization conducting clinical trials in pharmaceuticals, food and nutrition. The consideration consisted of 634,188 shares of the Company's common stock valued at $4,043,000, together with the assumption or retirement of substantially all of CCCR's outstanding indebtedness and other related liabilities. As a result of this transaction, the Company recorded $4,517,000 in goodwill which is being amortized on a straight-line basis over a period of 15 years. Pro forma information is not presented, as the results of operations prior to the date of acquisition are not material to the Company.

3.  SALE OF BUSINESS:

     On November 21, 1995, the Company sold its toxicology laboratories located in New Jersey and Suffolk, England to Huntingdon International Holdings plc ("Huntingdon"). In connection with the sale of the New Jersey toxicology laboratory, which operated as a division of Pharmaco International Inc. (formerly Pharmaco LSR International Inc., "Pharmaco"), a wholly owned subsidiary of the Company, Huntingdon acquired substantially all of the assets of such laboratory and assumed substantially all related liabilities. In connection with the sale of the toxicology laboratory located in Suffolk, England, Huntingdon acquired all of the capital stock of Pharmaco LSR Ltd., a wholly owned subsidiary of the Company The Company received as consideration cash proceeds of $32,500,000, plus an additional $6,000,000 for an equal amount of cash conveyed to Huntingdon as part of the sale. The consideration also included the Company's acquisition of Huntingdon's Phase I clinical center located in Leicestershire, England, at an agreed upon value of $4,500,000.

     As a result of the disposition, the Company recorded a pre-tax loss on sale of business of $19,308,000 which is reflected in the accompanying consolidated statement of operations for the year ended December 31, 1995. The loss reflects the net book value of the net assets sold in excess of consideration received of

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

3.  SALE OF BUSINESS -- (CONTINUED)
$16,991,000, $1,178,000 of transaction costs, $1,338,000 of severance and relocation costs, and $581,000 of other costs primarily related to the required name change of the remaining business, net of a $780,000 gain recorded as a result of the settlement of the Company's U.K. pension plan. (See Note 12.)

     The assets and liabilities sold to Huntingdon are not included in the accompanying consolidated balance sheet as of December 31, 1995. The results of operations for the years ended December 31, 1995, 1994 and 1993 include the following for the disposed business (in thousands):

                                                            1995       1994        1993
                                                           -------    -------    --------
        Net revenues....................................   $39,102    $46,387    $ 65,864
        Operating (loss) income.........................    (1,430)     2,409     (16,000)

4.  DISCONTINUED OPERATIONS:

     In June 1994, the Company sold Paragon for cash and a note totaling $525,000. The sale resulted in a loss on disposal before income tax benefits of $732,000.

     In December 1993, the Company adopted a formal plan to sell its environmental testing laboratory division, Environmental Testing and Certification Corp. ("ETC"). For the year ended December 31, 1993, the estimated loss on disposal of ETC before income tax benefits included a provision of $2,074,000 for estimated operating losses during the phase-out period, $5,155,000 to write down the net assets to net realizable value and a provision of $1,771,000 for estimated selling costs. Although it was the Company's desire to exit the environmental analytical laboratory business completely, it became apparent during 1994 that the Company would not be able to dispose of its interest in ETC on terms that it deemed attractive, in part because of the ongoing consolidation within the environmental analytical laboratory industry. Based on the Company's belief that a larger network of analytical laboratories could compete more effectively, and that a minority interest in a larger laboratory business might provide a better means to pursue divestiture opportunities, in August 1994, the ETC division of APBI Environmental Sciences Group, including substantially all of its assets and liabilities, was consolidated with the business operations of PACE Inc. (an unrelated analytical laboratory) and Coast-to-Coast Analytical Services, Inc. (another unrelated analytical laboratory). The combined business operations were operated within PACE Incorporated ("PACE"), a newly formed entity. As a result of the combination, the Company, through APBI Environmental Sciences Group, owned preferred and common stock of PACE representing approximately 36% of the weighted average preferred and common stock outstanding. Due to the additional time required to divest ETC and after assessment of the estimated fair value of APBI's investment in PACE, the Company recorded an additional write down of $2,533,000 in the third quarter of 1994. In the fourth quarter of 1994, the Company recorded $9,550,000 in additional writedowns to reduce the carrying value of the investment to its then estimated net realizable value.

     During the fourth quarter of 1995, PACE sold substantially all of its laboratories in a series of transactions. Net proceeds from such transactions were used to retire PACE's outstanding bank loan and to partially repay certain other secured indebtedness. PACE, which is currently winding up its remaining business operations, does not have sufficient assets to repay its outstanding liabilities. Accordingly, it is anticipated that equity holders will not receive any distributions upon completion of PACE's winding up and dissolution. Effective December 29, 1995, the Company's voting interest was reduced to below 20%, and the Company changed its accounting for the investment from the equity method to the cost method in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

4.  DISCONTINUED OPERATIONS -- (CONTINUED)
     In the fourth quarter of 1995, the Company wrote off its remaining investment in PACE of approximately $3,600,000, and accrued its estimated exposure for guarantees on leases. The Company does not believe that any further charges will be taken with respect to this investment.

     The operating results of the discontinued operations include net revenues of $12,045,000 and $24,852,000 for the years ended December 31, 1994 and 1993.
Assets and liabilities of the discontinued operations were as follows as of December 31, 1994 (in thousands):

        Accounts receivable, net..........................................   $    317
        Property and equipment, net.......................................      1,542
        Other assets......................................................     12,959
        Other liabilities.................................................    (12,382)
                                                                             --------
        Net assets of discontinued operations.............................   $  2,436
                                                                             ========

5.  ACCOUNTS RECEIVABLE:

     Accounts receivable consisted of the following (in thousands):

                                                                        DECEMBER 31,
                                                                     ------------------
                                                                      1995       1994
                                                                     -------    -------
        TRADE:
          Billed..................................................   $31,997    $38,391
          Unbilled................................................    24,984     24,827
          Reserve for doubtful accounts...........................    (3,319)    (3,773)
                                                                     -------    -------
                                                                      53,662     59,445
        OFFICERS AND EMPLOYEES....................................       395        791
        OTHER.....................................................       369      3,349
                                                                     -------    -------
                                                                     $54,426    $63,585
                                                                     =======    =======

     Receivables from officers and employees include a one-year note and a ten-year note due from Company employees. The one-year non-interest-bearing note for $190,500 is collateralized by a mortgage on the employee's former residence and is due upon demand. The ten-year interest-bearing note, which was collateralized by a mortgage, was transferred to Huntingdon in November 1995. (See Note 3.) The balances outstanding under these notes as of December 31, 1995 and 1994 were $190,500 and $345,532, respectively.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

6.  PROPERTY AND EQUIPMENT:

     Property and equipment, stated at cost, consisted of the following (in thousands):

                                                                       DECEMBER 31,
                                                                   --------------------
                                                                     1995        1994
                                                                   --------    --------
        Land....................................................   $    543    $  2,794
        Buildings and leasehold improvements....................     10,211      72,244
        Furniture and equipment.................................     19,165      41,857
        Computers...............................................     15,753      19,352
                                                                   --------    --------
                                                                     45,672     136,247
        Less -- Accumulated depreciation and amortization.......    (24,157)    (53,342)
                                                                   --------    --------
                                                                   $ 21,515    $ 82,905
                                                                   ========    ========

     The annual depreciation and amortization charges on property and equipment for each of the three years ended December 31, were:

        1993............................................................   $8,598,000
        1994............................................................    9,372,000
        1995............................................................    9,511,000

7.  OTHER ASSETS:

     Other assets consisted of the following (in thousands):

                                                                        DECEMBER 31,
                                                                      -----------------
                                                                       1995      1994
                                                                      ------    -------
        Computer software, net of accumulated amortization of
          $1,890 and $2,289, respectively..........................   $2,728    $ 3,384
        Investment in EnSys........................................    1,008      2,918
        Intangible and other assets, net of accumulated
          amortization of $2,183 and $2,310, respectively..........    2,136      2,680
        Net noncurrent assets of discontinued operations...........      642      2,989
                                                                      ------    -------
                                                                      $6,514    $11,971
                                                                      ======    =======

     The annual amortization charges on computer software and intangible assets for each of the three years ended December 31, 1995, 1994 and 1993 were $1,846,000, $1,473,000 and $1,329,000.

     The Company owns 729,600 shares of EnSys Environmental Products Inc. ("EnSys") common stock and warrants to acquire up to an additional 866,667 shares of EnSys common stock at $7.50 per share. Each of the warrants is exercisable at any time prior to October 27, 1996. The trading price per share was $1.63 and $1.88 as of December 31, 1995, and February 22, 1996, respectively, and $4.00 as of December 31, 1994.

     The Company owns approximately 12% of the EnSys common stock excluding warrants and approximately 23% if both common stock and warrants are considered.

     The Company's investment in EnSys is carried at its fair value. The difference between the fair value and the carrying value of $2,638,000 is reported as a loss in the consolidated statement of operations in 1995 as the decline was considered other than temporary. The difference in 1994 was reported as a separate component of stockholders' equity.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

8.  ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following (in thousands):

                                                                        DECEMBER 31,
                                                                     ------------------
                                                                      1995       1994
                                                                     -------    -------
        Accrued salaries, wages and related costs.................   $ 8,153    $ 8,166
        Accrued pension...........................................     1,361      1,365
        Accrued subcontractor costs...............................     4,524      4,098
        Accrued loss on sale of business..........................     2,395         --
        Accrued special charges and restructuring costs...........     2,223      2,652
        Net current liabilities of discontinued operations........       365        553
        Other.....................................................     7,728      8,338
                                                                     -------    -------
                                                                     $26,749    $25,172
                                                                     =======    =======

9.  LONG-TERM DEBT AND LEASE OBLIGATIONS:

LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                                DECEMBER 31,
                                                                              ----------------
                  DESCRIPTION AND INTEREST RATES                  MATURITY    1995      1994
    -----------------------------------------------------------   --------    -----    -------
    NOTES:
         9.25%.................................................               $  --    $21,111
         Prime + 1.50% (10% -- 1994)...........................                  --      3,889
    REVOLVING LINE OF CREDIT...................................     1997         --     12,800
    MORTGAGES:
         9%....................................................                  --        489
         Prime (8.5% -- 1994)..................................                  --      5,942
    EQUIPMENT LEASES...........................................     1998        894      1,059
                                                                              -----    -------
                                                                                894     45,290
    LESS CURRENT MATURITIES....................................                (322)    (2,406)
                                                                              -----    -------
              Total long-term debt.............................               $ 572    $42,884
                                                                              =====    =======

     For the years subsequent to December 31, 1995, annual maturities of obligations under capitalized equipment leases outstanding are (in thousands):

        1996.................................................................   $363
        1997.................................................................    355
        1998.................................................................    245
                                                                                ----
                                                                                 963
        Less imputed interest and executory costs............................    (69)
                                                                                ----
        Present value of capital lease obligations including current portion
          of $322............................................................   $894
                                                                                ====

     In 1994, the Company executed a $25,000,000 term loan and a $20,000,000 revolving line of credit term loan agreement. The Company used the cash proceeds from the divestiture described in Note 3 and the sale-leaseback transaction described in this Note 9 to repay the entire balance of its term loan and the outstanding balance of its revolving line of credit. The revolving line continues to provide for borrowings of up to

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

9.  LONG-TERM DEBT AND LEASE OBLIGATIONS -- (CONTINUED)
$20,000,000, of which there were no borrowings outstanding as of December 31, 1995. As of December 31, 1994, outstanding borrowings were $12,800,000. The line is collateralized by substantially all tangible property, the Company's owned real property in Houston and by a pledge of all the stock owned by the Company. The Company has also pledged the 729,600 shares of common stock it owns in EnSys.

     The outstanding borrowings on the revolving line of credit, if any, are payable on May 26, 1997 and bear interest at prime plus 1% (9.5% at December 31, 1995). The variable rate is subject to reduction if certain covenants related to financial performance are met. As a result of the Company's performance during the first and second quarters of 1995, the variable rate was reduced from 1.5% to 1% over prime. Annual commitment fees of 0.5% are payable quarterly based on the average daily unused portion of the line of credit.

     The line-of-credit loan agreement provides an additional $5,000,000 for letters of credit to back guarantees or insurance policies. At December 31, 1995, open letters of credit were issued for $720,000.

     The line-of-credit agreement contains certain financial covenants providing for, among other things, minimum levels of net worth, the maintenance of certain financial ratios, and restrictions on additional indebtedness. The agreement also contains a material adverse change clause which allows the lender to call the loan in the event of any action, suit or proceeding pending or threatened, which may have a material adverse effect on the financial condition, assets, nature of assets or operations of the Company. In management's opinion, there have been no events which would trigger the material adverse change clause.

     The Company incurred financing fees and other financing charges and legal fees totaling $1,708,000 in connection with obtaining the term loan and line of credit agreements. The total of these charges was capitalized in other assets and was being amortized over three years. Upon the early extinguishment of this debt in November 1995, the unamortized balance of $955,000 and the prepayment penalty of $417,000 were charged to expense and classified as an extraordinary loss in the accompanying consolidated statement of operations.

     The Company has several capital leases expiring at different dates through 1998. These leases are collateralized by the equipment leased. Interest rates range from 6% to 9%. At December 31, 1995 and 1994, the capitalized cost of leased equipment included in property and equipment is $1,513,000 and $1,843,000 net of accumulated depreciation of $832,000 and $846,000, respectively. Amortization of the capitalized amounts is included in depreciation and amortization expense.

OPERATING LEASES

     The Company is obligated under noncancellable leases expiring at various dates through 2010 relating to its operating facilities and certain equipment. Rental expense for all operating leases, net of sublease income, was $6,935,000, $5,287,000 and $4,823,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     The Company completed a sale-leaseback transaction involving Pharmaco's owned real estate in Austin, Texas on November 13, 1995. Total gross proceeds in the transaction were $12,000,000 resulting in a pre-tax gain of approximately $2,100,000. The gain, which has been deferred, is classified as deferred rent and other in the accompanying consolidated balance sheet and is being amortized on a straight-line basis over the fifteen year lease term. The facilities are leased to the Company with all responsibility of operations and maintenance residing with the Company.

     Certain facility leases entered into in 1992 and prior years provided for concessions by the landlords, including payments for leasehold improvements, moving expenses, and free rent periods. These concessions have been reflected as deferred rent and other in the accompanying consolidated financial statements. The

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

9.  LONG-TERM DEBT AND LEASE OBLIGATIONS -- (CONTINUED)
Company is recording rent expense on a straight-line basis for these leases. Future minimum payments for all lease obligations for years subsequent to December 31, 1995 are as follows (in thousands):

        1996...............................................................   $ 8,154
        1997...............................................................     7,711
        1998...............................................................     7,053
        1999...............................................................     5,534
        2000...............................................................     4,074
        2001 and thereafter................................................    25,712

10.  STOCK PLANS:

STOCK INCENTIVE PROGRAM

     In 1995, the Company's Stock Incentive Program (the "Program") was amended to increase the number of shares of common stock issuable under the Program from 5,000,000 to 6,500,000. These shares of common stock are reserved for issuance upon the exercise of options or restricted stock units ("RSUs") granted under the Program. Such options and RSUs typically vest in increments over a period of three to five years after the date of grant. The Program includes provisions intended to qualify for special tax benefits for incentive stock options under United States tax laws and for approved options under United Kingdom tax laws.

     On August 15, 1995, the Company granted a total of 60,000 RSUs to two executive officers. The RSUs vest at the time the average closing price for the Company's common stock equals or exceeds $10.00 per share for a period of ten consecutive trading days. The RSUs are forfeited on December 31, 1997, if they have not vested by that date. The executives are not required to pay any consideration in exchange for the RSUs. Unearned compensation is amortized to expense over the vesting period of the RSUs and is adjusted for changes in the market value of the Company's common stock. Compensation expense related to these RSUs of $66,000 has been recorded in the accompanying statement of operations for the year ended December 31, 1995.

     On September 19, 1995, the Company entered into a Separation Agreement with a former senior executive officer of the Company. In connection therewith, the Company canceled the former executive's unexercised options granted under the Program and provided the officer with options granted outside of the Program to purchase up to 147,428 shares of the Company's common stock. Of the options granted, 92,761 were fully vested at the grant date. The remaining options vest at various dates through September 13, 1997 and expire on the earlier of February 11, 2001 or the day immediately following any period of twenty consecutive trading days in which the last sale for shares of the Company's common stock for each of such trading days equaled or exceeded $20.00 per share. The options were granted at the exercise prices established at the original option grant dates and vary from $5.63 to $15.88. At the grant date of the new options, 102,000 of the options were priced below fair market value. Accordingly, the Company recorded compensation expense of $112,000 for the difference between the fair market value and the exercise price.

     In 1995, the Company adopted the "Applied Bioscience International Inc. Stock Option Plan for Outside Directors" (the "Directors' Plan") which provides for the issuance of up to 150,000 shares of common stock. Under the Directors' Plan, each non-employee director receives an annual grant of a ten-year option to purchase 6,000 shares of common stock beginning with each director's initial appointment or election to the position of Director. The options are granted at fair market value and vest over a three-year period, subject to the individual's continuing service as a director. Similar options are granted automatically to all new, non-employee directors.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

10.  STOCK PLANS -- (CONTINUED)
     All options issued under the Program and the Directors' Plan were granted at prices equal to or greater than the market price at the date granted.

     Stock option activity related to the Program and the Directors' Plan was as follows:

                                                                  OPTIONS OUTSTANDING
                                                             -----------------------------
                                                               SHARES      PRICE PER SHARE
                                                             ----------    ---------------
        BALANCE, DECEMBER 31, 1993........................    3,399,642     $ 0.79 - 19.13
        1994 ACTIVITY:
             Options granted..............................      858,320     $ 4.88 -  7.00
             Options exercised............................      (63,022)    $ 1.31 -  4.06
             Options canceled.............................   (1,108,277)    $ 5.63 - 19.13
                                                             ----------      -------------
        BALANCE, DECEMBER 31, 1994........................    3,086,663     $ 0.79 - 19.13
        1995 ACTIVITY:
             Options granted..............................      473,216     $ 4.63 -  6.38
             Options exercised............................     (156,756)    $ 3.75 -  7.00
             Options canceled.............................     (479,515)    $ 5.63 - 16.44
                                                             ----------      -------------
        BALANCE, DECEMBER 31, 1995........................    2,923,608     $ 0.79 - 19.13
                                                             ==========      =============
        AVERAGE PRICE.....................................        $6.61
                                                                  -----
                                                                  -----
        EXERCISABLE AT DECEMBER 31, 1995..................    1,873,058
                                                             ==========
        AVERAGE PRICE.....................................        $7.06
                                                                  -----
                                                                  -----

     At December 31, 1995, there were 2,397,401 shares reserved for option grants under the Program and the Directors' Plan.

     In connection with the acquisition of Pharmaco in 1992, the Company granted 112,122 RSUs to certain employees of Pharmaco at no cost. These RSUs were placed in escrow and were to vest in equal installments over five years. The Company valued these shares on the date they were granted and was amortizing the cost over the vesting period. In 1993, upon termination of an employee, certain RSUs became fully vested. As a result, the full amount of the remaining cost of those RSUs, approximately $443,000, was amortized and charged to expense. In 1995, the employment of the employee holding the remaining RSUs was terminated and all non-vested RSUs were forfeited. As of December 31, 1995, the full value of the remaining RSUs has been amortized or reversed into equity.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan with 800,000 shares of common stock reserved for issuance upon the exercise of options granted under the plan. Options are granted to employees who elect to purchase shares of common stock at the end of a five or seven-year savings period. Savings are accumulated through voluntary payroll deductions. The Company contributes a bonus to each participant's savings account equal to nine monthly contributions at the end of the five-year period and eighteen monthly contributions at the end of the seven-year period. When the savings period ends, the employee may elect to purchase the shares using the savings balance, including the bonus; purchase some of the shares and receive the savings balance in cash; or receive the savings and bonus in cash. Those employees electing the five-year savings period may also elect to leave the savings in their accounts for another two years and forfeit the option to purchase the shares. The United Kingdom plan, as approved by the stockholders, was implemented by Pharmaco LSR Ltd. during 1988. The United States plan has not been implemented.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

10.  STOCK PLANS -- (CONTINUED)
     In connection with the sale of the toxicology operations, options equivalent in value to the savings balance in the terminated employees' accounts became immediately exercisable. Options in excess of the savings balance were forfeited. The exercise period for the vested options extends through April 1996.

     Stock option activity related to this plan was as follows:

                                                                   OPTIONS OUTSTANDING
                                                               ---------------------------
                                                                SHARES     PRICE PER SHARE
                                                               --------    ---------------
        BALANCE, December 31, 1993..........................    260,351     $ 4.06 - 16.88
        1994 ACTIVITY:
             Options granted................................     10,955     $ 5.25 -  6.88
             Options exercised..............................    (66,543)    $ 4.06 -  6.44
             Options canceled...............................    (38,311)    $ 4.06 - 16.88
                                                                 ------      -------------
        BALANCE, December 31, 1994..........................    166,452     $ 4.06 - 16.88
        1995 ACTIVITY:
             Options granted................................      4,938              $5.63
             Options exercised..............................    (15,522)             $4.06
             Options canceled...............................    (79,819)             $4.06
                                                                 ------      -------------
        BALANCE, December 31, 1995..........................     76,049     $ 4.06 - 16.88
                                                                 ======      =============
        AVERAGE PRICE.......................................      $6.62
                                                                  -----
                                                                  -----
        EXERCISABLE AT DECEMBER 31, 1995....................     72,113
                                                                 ======
        AVERAGE PRICE.......................................      $6.65
                                                                  -----
                                                                  -----

     At December 31, 1995, there were 547,367 shares reserved for option grants under this plan.

11.  INCOME TAXES:

     The components of (loss) income before provision for income taxes were as follows (in thousands):

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1995       1994        1993
                                                                  --------    -------    --------
Domestic.......................................................   $(21,174)   $ 4,328    $(16,448)
Foreign........................................................       (288)       410        (871)
                                                                  --------    -------    --------
(Loss) income from continuing operations.......................    (21,462)     4,738     (17,319)
Loss from discontinued operations..............................     (3,752)   (13,228)    (15,944)
Extraordinary loss.............................................     (1,372)     --          --
                                                                  --------    -------    --------
          Total................................................   $(26,586)   $(8,490)   $(33,263)
                                                                  ========    =======    ========

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

11.  INCOME TAXES -- (CONTINUED)
     The components of the (benefit) provision for income taxes were as follows (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1995       1994       1993
                                                               --------    -------    -------
    STATE INCOME TAXES:
         Current............................................   $    (63)   $  (372)   $  (479)
         Deferred...........................................       (166)       182       (136)
    FEDERAL INCOME TAXES:
         Current............................................     (1,021)    (1,922)    (5,735)
         Deferred...........................................     (4,716)     2,925       (927)
    FOREIGN INCOME TAXES:
         Current............................................        109      --           (46)
         Deferred...........................................    (12,788)       705         66
                                                               --------    -------    -------
    (BENEFIT) PROVISION FOR INCOME TAXES....................   $(18,645)   $ 1,518    $(7,257)
                                                               ========    =======    =======

     The income tax (benefit) provision is included in the financial statements as follows (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                  1995       1994      1993
                                                                --------    ------    -------
    Continuing operations....................................   $(16,134)   $1,873    $(3,446)
    Discontinued operations..................................     (2,036)     (355)    (3,811)
    Extraordinary loss.......................................       (475)     --        --
                                                                --------    ------    -------
              Total..........................................   $(18,645)   $1,518    $(7,257)
                                                                ========    ======    =======

     In 1995, a foreign deferred income tax benefit was recorded to reflect the reversal of previously recorded foreign deferred income tax expense associated with the United Kingdom toxicology operations which were sold during 1995. The 1994 and 1993 foreign deferred income tax expense resulted primarily from temporary differences related to the excess of United Kingdom capital allowances for tax purposes over financial reporting depreciation. In 1995, federal and state deferred income tax benefits were recorded which relate to the federal and state income tax losses and credits available for carry forward, and discontinued operations reserves and restructuring reserves established for financial reporting purposes which are not currently deductible for income tax purposes. In 1994, federal and state deferred income tax expense resulted primarily from utilization of restructuring reserves and discontinued operations reserves established in years prior to 1994 for financial reporting purposes which resulted in 1994 deductions for income tax purposes. In 1993, federal and state deferred income tax benefits were recorded which related primarily to the discontinued operations reserves and restructuring reserves established for financial reporting purposes which were not deductible at that time for income tax purposes.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

11.  INCOME TAXES -- (CONTINUED)
     Taxes computed at the statutory federal income tax rate of 34% are reconciled to the (benefit) provision for income taxes as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                        -----------------------------------
                                                          1995         1994          1993
                                                        --------      -------      --------
    Effective tax rate...............................       70.1%       (17.9)%        21.8%
                                                        ========      =======      ========
    United States federal statutory rate.............   $ (9,039)     $(2,887)     $(11,309)
    Differential on rates applied to foreign
      earnings.......................................         30          (96)          (52)
    State taxes (net of federal benefit).............       (166)        (125)         (406)
    Write-down of investment in PACE Incorporated and
      EnSys..........................................        (40)       3,774         --
    Write-off of goodwill not deductible for income
      tax purposes...................................      --           --              983
    Sale of toxicology operations....................    (10,370)       --            --
    Allowance for limitation of domestic tax
      losses.........................................      --           --            2,497
    Allowance for limitation of foreign tax losses...        841          674           511
    Other............................................         99          178           519
                                                        --------      -------      --------
    (Benefit) provision for income taxes.............   $(18,645)     $ 1,518      $ (7,257)
                                                        ========      =======      ========

     As a result of the 1995 sale of the Company's toxicology operations, the Company will not be liable for the payment of certain tax liabilities recorded in prior years. These previously recorded liabilities were reversed in 1995. In 1994, a write-down was recorded of the Company's investment in PACE Incorporated. No tax benefit was recorded in connection with this write-down as it was characterized as a write-down giving rise to a capital loss for income tax purposes. Capital losses can only be deducted for income tax purposes to the extent of capital gains incurred during the three prior years and five subsequent years. As the Company's ability to generate capital gains is uncertain, no benefit was recorded. At December 31, 1994 and 1993, a deferred tax asset was recorded for the future benefit of U.S. loss carryforwards. However, a valuation allowance was established as a reserve against these assets, as the Company only recognized benefits of U.S. losses which could be realized through a net operating loss carryback. Based on projected future profits, at December 31, 1995, the Company is recognizing a deferred tax asset for the future benefit of U.S. loss carryforwards, and the valuation allowance has been reduced to zero. Based on the uncertainty of realizing a benefit on its European subsidiaries' loss carryforwards, the Company has not recorded any benefits associated with such losses.

     Components of the net current deferred tax (asset) liability were as follows (in thousands):

                                                                            DECEMBER 31,
                                                                          ----------------
                                                                           1995      1994
                                                                          -------    -----
    Future benefit of foreign net operating loss.......................   $ --       $(250)
    Provision for business restructuring...............................    (1,060)    (133)
    Allowance for doubtful accounts....................................      (314)     (64)
    Accruals...........................................................      (524)    (152)
    Future benefit of U.S. and state net operating losses..............    (2,680)    --
    Other..............................................................      (178)      44
                                                                          -------    -----
                                                                           (4,756)    (555)
    Valuation allowance................................................     --         677
                                                                          -------    -----
    Net current deferred tax (asset) liability.........................   $(4,756)   $ 122
                                                                          =======    =====

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

11.  INCOME TAXES -- (CONTINUED)
     Components of the net long-term deferred tax (asset) liability were as follows (in thousands):

                                                                            DECEMBER 31,
                                                                         ------------------
                                                                          1995       1994
                                                                         -------    -------
    Depreciation and amortization.....................................   $ 1,068    $14,637
    Provision for discontinued operations.............................      (242)    (1,712)
    Deferred rent.....................................................    (1,414)      (697)
    Future benefit of foreign net operating loss......................     --          (232)
    Future benefit of U.S. tax credits................................      (613)      (480)
    Other.............................................................      (290)      (168)
                                                                         -------    -------
    Net long-term deferred tax (asset) liability......................   $(1,491)   $11,348
                                                                         =======    =======

     The cumulative amount of undistributed earnings of the foreign subsidiaries for which the Company has not provided U.S. income taxes at December 31, 1995 was $318,000. No provision has been made for the additional taxes that would result from the distribution of earnings of foreign subsidiaries since such earnings have been permanently reinvested in the foreign operations. The Company also holds foreign tax credits which may reduce the tax impact of repatriated funds.

     As of December 31, 1995, the Company had approximately $7,000,000 of net operating losses available for carryforward to future years which will expire in 2009 and 2010. The Company also had approximately $613,000 of alternative minimum tax credits available for carryforward which never expire.

12.  EMPLOYEE SAVINGS AND PENSION PLANS:

SAVINGS PLANS

     The Company maintains "The Applied Bioscience International Inc. 401(k) Retirement Savings Plan" (the "APBI 401(k) Plan"), under which all U.S. employees are eligible to participate from their date of employment. The Company matches 50% of an employee's savings up to 6% of pay. All participants are 100% vested in Company contributions.

     Company contributions for all employees for the three years ended December 31,1995, 1994, and 1993 were $1,386,000, $1,180,000 and $798,000, respectively.

PENSION PLANS

     Pension costs and related disclosures are determined under the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" and Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

     Effective December 31, 1992, the Company froze plan benefits for its separate non-contributory defined benefit plan (the "U.S. Plan") so that employees did not earn additional defined benefits for future services. The Company terminated the U.S. Plan on March 1, 1994. All amounts due to participants of the plan were distributed to the participants in 1995 and 1994, in accordance with plan provisions. No significant gain or loss resulted in connection with the plan curtailment or termination.

     The Company has a separate contributory defined benefit plan (the "U.K. Plan") for its qualifying United Kingdom employees and directors employed by the Company's U.K. subsidiaries. The benefits for this plan are based primarily on years of service and average pay at retirement. Plan assets consist principally of investments managed in a mixed fund. The sale of the toxicology business discussed in Note 3 resulted in the

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

12. EMPLOYEE SAVINGS AND PENSION PLANS -- (CONTINUED) termination of employment for the majority of United Kingdom employees who participated in the U.K. Plan. The projected settlement gain of $780,000 is reflected as a reduction of the loss on the sale of business in the accompanying consolidated statement of operations for the year ended December 31, 1995.

     Pension costs include the following components (in thousands):

                                                  U.S. PLAN
                                                -------------                U.K. PLAN
                                                                   -----------------------------
                                                 YEAR ENDED
                                                DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                                -------------      -----------------------------
                                                1994    1993        1995       1994       1993
                                                ----    -----      -------    -------    -------
    Service cost-benefits earned during the
      year...................................   $--     $--        $ 1,311    $ 1,461    $ 1,241
    Interest cost on projected benefit
      obligation.............................    102       97        1,361      1,349      1,164
    Actual return on plan assets.............    (65)    (225)      (1,566)       706     (4,184)
    Net amortization and deferral............    (26)     151          (38)    (2,315)     2,897
                                                ----    -----      -------    -------    -------
    Net pension cost.........................   $ 11    $  23      $ 1,068    $ 1,201    $ 1,118
                                                ====    =====      =======    =======    =======

     The funded status of the defined benefit plans was as follows (in thousands):

                                                          U.S. PLAN                 U.K. PLAN
                                                         ------------      ----------------------------
                                                         DECEMBER 31,              DECEMBER 31,
                                                         ------------      ----------------------------
                                                             1994              1995            1994
                                                         ------------      ------------    ------------
    Actuarial present value of benefit obligations:
         Vested benefit obligation....................      $ (133)          $   (4,361)     $  (17,816)
                                                             =====              =======        ========
         Accumulated benefit obligation...............      $ (133)          $   (4,403)     $  (17,988)
                                                             =====              =======        ========
    Projected benefit obligation......................      $ (133)          $   (4,765)     $  (19,467)
    Plan assets at fair value.........................          94                6,133          19,373
                                                             -----              -------        --------
    Plan assets (less than) in excess of projected
      benefit obligation..............................         (39)               1,368             (94)
    Remaining unrecognized net asset arising from
      initial application of SFAS 87..................      --                      (59)          1,074
    Unrecognized net gain from past experience
      different from that assumed and effects of
      changes in assumptions..........................      --                      183            (401)
                                                             -----              -------        --------
    (Pension liability) prepaid pension cost..........      $  (39)          $    1,492      $      579
                                                             =====              =======        ========

     Assumptions used to determine pension costs and projected benefit obligations were as follows:

                                                                 U.S. PLAN       U.K. PLAN
                                                                ------------    ------------
                                                                1994    1993    1995    1994
                                                                ----    ----    ----    ----
    Discount rate............................................   6.0%    6.0%    8.5%    8.0%
    Rate of compensation increase............................   N/A     N/A     5.5     6.0
    Long-term rate of return on plan assets..................   6.5     6.5     8.5     8.0

     The Company maintains the APBI Environmental Sciences Group, Inc. Pension Plan (the "Pension Plan"), a tax-qualified, defined-contribution money-purchase pension plan, for the benefit of its eligible ENVIRON employees. ENVIRON is required to make annual contributions to the Pension Plan in an amount equal to the sum of 3.75% of each eligible employee's total compensation, plus 3.75% of the portion of

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

12. EMPLOYEE SAVINGS AND PENSION PLANS -- (CONTINUED) such employee's compensation in excess of the Social Security wage base. Participants vest in 20% of their account balances after two years of service and 20% per year until employees are fully vested.

     The annual pension expense of the Pension Plan for the three years ended December 31, 1995, 1994 and 1993 was $645,000, $633,000 and $648,000,
respectively. Effective January 1, 1994, APBI Environmental Sciences Group, Inc. established the ENVIRON Supplemental Executive Retirement Plan. This plan is nonqualified and provides certain key employees defined contribution benefits that supplement those provided by the Pension Plan. Company contributions to this plan in 1995 and 1994 were $44,000 and $32,000, respectively.

13.  COMMITMENTS AND CONTINGENCIES:

     In 1989 and 1990, the Board of Directors approved supplemental retirement arrangements for two officers that supplement the benefits provided to them under the Company's former non-contributory defined-benefit pension plan covering U.S. employees. Under the supplemental retirement arrangements, the officers were credited with RSUs, which are a form of unfunded deferred compensation that, subject to the satisfaction of vesting requirements, will be settled by the delivery of one share of the Company's common stock for each vested RSU. These deferred benefits are accrued in the accompanying financial statements. The Company has reserved a total of 65,624 shares of common stock for issuance under these supplemental retirement arrangements. In connection with the sale of the toxicology operations, 20,328 RSUs belonging to one of the two officers became fully vested.

     The Company has employment contracts with 11 of its officers and key employees for periods of one to five years with annual remuneration ranging from $61,000 to $250,000 plus additional discretionary incentive compensation.

     The Company currently maintains liability insurance on a "claims made" basis for professional acts, errors and omissions. As of December 31, 1995, this insurance policy includes a $1,000,000 self-insurance retention.

14.  LITIGATION:

     In the normal course of business, the Company is a party to various claims and legal proceedings. Although the ultimate outcome of these matters is presently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company's financial condition or results of operations.

15.  RELATED PARTY TRANSACTIONS:

     The Company paid legal fees of approximately $19,640, $79,300 and $86,500 in the years ended December 31, 1995, 1994 and 1993, respectively, to a firm having a partner who is also a director of the Company.

     In connection with the sale of the toxicology operations, the Company incurred a one time investment banking fee of $500,000 which is payable to a firm having a vice-chairman who is also a director of the Company. The full amount of this expense is included in accrued liabilities as of December 31, 1995.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)
CURRENT ASSETS AND CURRENT LIABILITIES

     The carrying amount approximates fair value because of the short maturity of those instruments.

INVESTMENT IN ENSYS

     The Company's investment in EnSys is recorded at $1,008,000 which represents the market price of $1,186,000 as quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System at December 31, 1995, less a discount of $178,000 representing the relatively illiquid nature of the investment. As of February 22, 1996, the fair value of the investment was $1,368,000. The Company also owns warrants to purchase up to an additional 866,667 shares of EnSys common stock. The warrants, which have an exercise price of $7.50 per common share, are not publicly traded.

LONG-TERM DEBT

     The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Fair value approximates the carrying amount as most debt instruments bear interest based on the prime rate.

LETTERS OF CREDIT

     The Company utilizes letters of credit to back certain guarantees and insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

17.  BUSINESS SEGMENT DATA:

     As a result of the recent divestiture and acquisition activity and the Company's decision to evaluate the long-term strategic fit of its operating groups, the Company has determined that the nature of its operations has changed such that it no longer operates in one industry segment. For the year ended December 31, 1995, the Company is reporting operating results in two business segments: life sciences and environmental sciences.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

17.  BUSINESS SEGMENT DATA -- (CONTINUED)
     Revenues by principal business segment are included in the consolidated financial statements. Income from operations, depreciation and amortization, identifiable assets and capital expenditures by principal business segment were as follows (in thousands):

                                                                          DECEMBER 31, 1995
                                                                          -----------------
    (LOSS) INCOME FROM OPERATIONS
         Life sciences.................................................       $ (20,185)
         Environmental sciences........................................           7,774
         Corporate and other...........................................          (6,235)
                                                                               --------
              Operating loss...........................................       $ (18,646)
                                                                               ========
    DEPRECIATION AND AMORTIZATION
         Life sciences.................................................       $  10,078
         Environmental sciences........................................           1,640
         Corporate.....................................................              36
                                                                               --------
              Total....................................................       $  11,754
                                                                               ========
    IDENTIFIABLE ASSETS
         Life sciences.................................................       $  72,640
         Environmental sciences........................................          23,719
         Corporate and other...........................................          18,798
                                                                               --------
              Total....................................................       $ 115,157
                                                                               ========
    CAPITAL EXPENDITURES
         Life sciences.................................................       $   6,331
         Environmental sciences........................................           1,256
         Corporate.....................................................              30
                                                                               --------
              Total....................................................       $   7,617
                                                                               ========

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

18. OPERATIONS BY GEOGRAPHIC AREA:

     The following table presents information about the Company's operations by geographic area (in thousands):

                                                                         YEAR ENDED DECEMBER 31,
                                                                     --------------------------------
                                                                       1995        1994        1993
                                                                     --------    --------    --------
Net revenues:
     United
       States       -- Domestic...................................   $128,134    $119,604    $103,994
                    -- Export.....................................     14,455      15,262      13,444
                                                                     --------    --------    --------
                                                                      142,589     134,866     117,438
                                                                     --------    --------    --------
     Europe         -- Domestic...................................     33,612      26,154      22,885
                    -- Export.....................................      7,052      13,842      15,021
                                                                       40,664      39,996      37,906
                                                                     --------    --------    --------
                                                                     $183,253    $174,862    $155,344
                                                                     ========    ========    ========
Operating income:
     United States................................................   $(19,032)   $  5,182    $(14,036)
     Europe.......................................................        386       2,251      (2,110)
                                                                     --------    --------    --------
                                                                     $(18,646)   $  7,433    $(16,146)
                                                                     ========    ========    ========
Identifiable
  assets:
     United States................................................   $ 91,235    $112,413    $119,170
     Europe.......................................................     23,922      69,267      62,070
                                                                     --------    --------    --------
                                                                     $115,157    $181,680    $181,240
                                                                     ========    ========    ========

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

19. QUARTERLY FINANCIAL DATA (UNAUDITED):

(IN THOUSANDS, EXCEPT PER-SHARE DATA)

                       1995                      FIRST     SECOND      THIRD      FOURTH      TOTAL
                                                -------    -------    -------    --------    --------
Net revenues.................................   $45,773    $47,892    $46,241    $ 43,347    $183,253
Operating income (loss)......................     1,467      1,906      2,218     (24,237)    (18,646)
Income (loss) from continuing operations.....       436        775        801      (7,340)     (5,328)
Loss from discontinued operations............     --         --         --         (1,716)     (1,716)
Extraordinary loss...........................     --         --         --           (897)       (897)
Net income (loss)............................       436        775        801      (9,953)     (7,941)
Earnings (loss) per common share:
     Continuing operations...................   $  0.02    $  0.03    $  0.03    $  (0.25)   $  (0.19)
     Discontinued operations.................     --         --         --          (0.06)      (0.06)
     Extraordinary loss......................     --         --         --          (0.03)      (0.03)
                                                -------    -------    -------    --------    --------
          Total..............................   $  0.02    $  0.03    $  0.03    $  (0.34)   $  (0.28)
                                                =======    =======    =======    ========    ========
     1994
Net revenues.................................   $40,195    $44,939    $44,227    $ 45,501    $174,862
Operating income.............................     1,150      2,385      2,846       1,052       7,433
Income (loss) from continuing operations.....       556      1,198      1,359        (248)      2,865
Loss from discontinued operations............      (104)      (686)    (2,533)     (9,550)    (12,873)
Net income (loss)............................       452        512     (1,174)     (9,798)    (10,008)
Earnings (loss) per common share:
     Continuing operations...................   $  0.02    $  0.04    $  0.05    $  (0.01)   $   0.10
     Discontinued operations.................     --         (0.02)     (0.09)      (0.34)      (0.46)
                                                -------    -------    -------    --------    --------
          Total..............................   $  0.02    $  0.02    $ (0.04)   $  (0.35)   $  (0.36)
                                                =======    =======    =======    ========    ========

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                            ADDITIONS
                                                             CHARGED                      OTHER
                                              BALANCE AT        TO                       CHANGES      BALANCE
                                              BEGINNING     COSTS AND                      ADD       AT END OF
                DESCRIPTION                   OF PERIOD      EXPENSES     DEDUCTIONS     (DEDUCT)      PERIOD
-------------------------------------------   ----------    ----------    -----------    --------    ----------
FOR THE YEAR ENDED DECEMBER 31, 1995
     Reserve for doubtful accounts.........     $3,773        $1,689        $(2,113)       $(30)       $3,319
                                                ======        ======         ======        ====        ======
FOR THE YEAR ENDED DECEMBER 31, 1994
     Reserve for doubtful accounts.........     $5,421        $2,594        $(4,305)       $ 63        $3,773
                                                ======        ======         ======        ====        ======
FOR THE YEAR ENDED DECEMBER 31, 1993
     Reserve for doubtful accounts.........     $2,046        $7,862        $(4,685)       $198        $5,421
                                                ======        ======         ======        ====        ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      APPLIED BIOSCIENCE INTERNATIONAL INC.

Date: March 28, 1996                  By:       /s/  KENNETH H. HARPER
                                         ---------------------------------------
                                         Name:  Kenneth H. Harper
                                         Title: President, Chief Executive
                                                Officer and Chairman of the
                                                Board of Directors
                                                (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         /s/  KENNETH H. HARPER                President, Chief Executive    March 28, 1996
--------------------------------------------   Officer and Chairman of the
              KENNETH H. HARPER                    Board of Directors

         /s/  STEPHEN L. WAECHTER                Senior Vice President,      March 28, 1996
--------------------------------------------    Chief Financial Officer,
              STEPHEN L. WAECHTER                and Treasurer (Principal
                                                   Financial Officer)

          /s/  CAROL P. HANNA                     Controller (Principal      March 28, 1996
--------------------------------------------       Accounting Officer)
               CAROL P. HANNA

          /s/  KIRBY L. CRAMER                          Director             March 28, 1996
--------------------------------------------
               KIRBY L. CRAMER

        /s/  STEVEN A. FLECKMAN                         Director             March 28, 1996
--------------------------------------------
             STEVEN A. FLECKMAN

          /s/  FREDERICK FRANK                          Director             March 28, 1996
--------------------------------------------
               FREDERICK FRANK
                                                        Director             March 28, 1996
           /s/  FRANK E. LOY
--------------------------------------------
                FRANK E. LOY

        /s/  LAWRENCE C. MCQUADE                        Director             March 28, 1996
--------------------------------------------
             LAWRENCE C. MCQUADE

      /s/  THOMAS J. RUSSELL, JR.                       Director             March 28, 1996
--------------------------------------------
           THOMAS J. RUSSELL, JR.

                               INDEX TO EXHIBITS




   Exhibit                                                                             Sequential Page
    Number                                                                                  Number
    ------                                                                                  ------
     10.42                Purchase Agreement by and between
                          ABI (TX) QRS 12-11, Inc. and Applied
                          Bioscience International Inc.
     10.43                Lease Agreement by and between
                          ABI (TX) QRS 12-11, Inc. and Pharmaco
                          International Inc.
     10.44                Separation Agreement by and between
                          Applied Bioscience International Inc. and
                          Jamie G. Donelan dated February 7, 1996
     10.45                Employment Agreement by and between
                          Applied Bioscience International Inc. and
                          Carol P. Hanna dated January 2, 1996
     11                   Statement re computation of per-share earnings
     21                   Subsidiaries of the Registrant
     23                   Consent of Arthur Andersen LLP
     27                   Financial Data Schedule