Form 10-Q
period 1996-03-31
APPLIED BIOSCIENCE INTERNATIONAL INC
filed 1996-05-13
CIK 810723

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1996

                                   OR

/   /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from         to

                         Commission File Number 0-15515

                     APPLIED BIOSCIENCE INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                 22-2734293
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification Number)

 4350 N. Fairfax Drive, Arlington, VA                   22203-1627
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (703) 516-2490

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes       X       No
                                                     -----           -----

         The number of shares outstanding of the registrant's classes of common stock, par value $0.01 per share, was 29,537,164 as of May 3, 1996.

                                     INDEX


                                                                                  Page
Part I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements.

                Consolidated Condensed Statements of Operations for the
                    Three Month Periods Ended March 31, 1996, and 1995             3

                Consolidated Condensed Balance Sheets as of
                    March 31, 1996, and December 31, 1995                          4

                Consolidated Condensed Statements of Cash Flows for the
                    Three Month Periods Ended March 31, 1996, and 1995             5

                Notes to Consolidated Condensed Financial Statements               6

       Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                  7

Part II.  OTHER INFORMATION

       Item 1.      Legal Proceedings                                              9

       Item 2.      Changes in Securities                                          9

       Item 3.      Defaults upon Senior Securities                                9

       Item 4.      Submission of Matters to a Vote of Security Holders            9

       Item 5.      Other Information                                              9

       Item 6.      Exhibits and Reports on Form 8-K                               9

SIGNATURES                                                                        10




             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (in thousands, except per share amounts)

                                                                       Three months ended March 31,
                                                                ----------------------------------------
                                                                     1996                       1995
                                                                -------------              -------------

Life sciences revenues, net of subcontractor costs of
   $4,756 and $6,860, respectively                                   $25,555                    $33,354
Environmental sciences revenues, net of subcontractor
   costs of $882 and $1,358, respectively                             11,834                     12,419
                                                                -------------              -------------
                                                                      37,389                     45,773
                                                                -------------              -------------
Direct costs - Life sciences                                          16,295                     24,049
Direct costs - Environmental sciences                                  8,793                      8,689
Selling, general and administrative expenses                          10,365                     11,568
                                                                -------------              -------------
                                                                      35,453                     44,306
                                                                -------------              -------------
Operating income                                                       1,936                      1,467
Interest income (expense), net                                           128                       (758)
Other (expense) income                                                   (85)                        44
                                                                -------------              -------------
Income before provision for income taxes                               1,979                        753
Provision for income taxes                                               752                        317
                                                                -------------              -------------
Net income                                                            $1,227                       $436
                                                                =============              =============
Weighted average number of common
   shares outstanding                                                 29,685                     28,430
                                                                =============              =============
Earnings per share                                                     $0.04                      $0.02
                                                                =============              =============





              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands, except share data)

                                                                             (unaudited)                 (audited)
                                                                              March 31,                 December 31,
                                                                                1996                       1995
                                                                           ---------------             ------------
                                       ASSETS
       CURRENT ASSETS
           Cash and cash equivalents                                            $  8,683                  $ 11,304
           Accounts receivable, net                                               56,426                    54,426
           Prepaid expenses and other current assets                               6,843                     6,601
           Deferred tax asset                                                      4,067                     4,756
                                                                          ---------------            --------------
                            Total current assets                                  76,019                    77,087
     PROPERTY AND EQUIPMENT, at cost less accumulated
          depreciation and amortization                                           21,086                    21,515
     GOODWILL, less accumulated amortization                                      10,048                    10,041
     OTHER ASSETS                                                                  6,439                     6,514
                                                                          ---------------            --------------
                                                                                $113,592                  $115,157
                                                                          ===============            ==============
                         LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES
           Current maturities of long-term debt                                 $    277                  $    322
           Accounts payable                                                        3,294                     7,089
           Accrued liabilities                                                    21,659                    26,749
           Advance billings                                                       12,971                     9,536
                                                                          ---------------            --------------
                            Total current liabilities                             38,201                    43,696

       LONG-TERM DEBT                                                                552                       572

       DEFERRED RENT                                                               2,912                     3,010
                                                                          ---------------            --------------
                            Total liabilities                                     41,665                    47,278
                                                                          ---------------            --------------
       STOCKHOLDERS' EQUITY
           Common stock, $0.01 par value, 40,000,000
               shares authorized, 30,235,000 and 29,724,000
               shares issued and outstanding, respectively                           302                       297
           Paid-in capital                                                        72,244                    69,598
           Retained earnings                                                       4,371                     3,144
           Treasury stock, at cost, 713,000 shares                                (4,335)                   (4,335)
           Unrealized loss on investments                                            (78)                      --
           Cumulative translation adjustment                                        (183)                     (425)
           Deferred compensation                                                    (394)                     (400)
                                                                          ---------------            --------------
                            Total stockholders' equity                            71,927                    67,879
                                                                          ---------------            --------------
                                                                                $113,592                  $115,157
                                                                          ===============            ==============





              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                    Three Months Ended March 31,
                                                                               -------------------------------------
                                                                                   1996                     1995
                                                                               -----------             -------------
Cash flows from operating activities:
   Net income                                                                      $1,227                  $   436
   Adjustments to reconcile net income to net cash used in
     operating activities:
      Depreciation and amortization                                                 1,982                    2,950
      Other                                                                           732                      178
      Change in operating assets and liabilities                                   (7,692)                   6,455
                                                                                ----------               ----------
              Net cash (used in) provided by operating activities                  (3,751)                  10,019
                                                                                ----------               ----------
Cash flows from investing activities:
   Purchases of property and equipment, net                                        (1,530)                  (2,636)
   Other                                                                             (213)                      --
                                                                                ----------               ----------
              Net cash used in investing activities                                (1,743)                  (2,636)
                                                                                ----------               ----------
Cash flows from financing activities:
   Repayment of long-term debt, net                                                   (64)                  (9,916)
   Proceeds from issuance of stock                                                  2,516                       --
                                                                                ----------               ----------
          Net cash provided by (used in) financing activities                       2,452                   (9,916)
                                                                                ----------               ----------
Effect of exchange rate changes on cash                                               421                     (944)
                                                                                ----------               ----------
Net decrease in cash and cash equivalents                                          (2,621)                  (3,477)
Cash and cash equivalents, beginning of the period                                 11,304                    7,944
                                                                                ----------               ----------
Cash and cash equivalents, end of the period                                       $8,683                   $4,467
                                                                                ==========               ==========





              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

              Notes To Consolidated Condensed Financial Statements
                                  (unaudited)

1.       BASIS OF PRESENTATION

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying unaudited consolidated condensed financial statements reflect all the normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the three month period ended March 31, 1996, may not necessarily be indicative of the results for the entire fiscal year.

         These financial statements should be read in conjunction with the Company's annual audited financial statements, as filed with the Securities and Exchange Commission on Form 10-K, for the year ended December 31, 1995.

2.       NEW ACCOUNTING PRONOUNCEMENT

         Effective January 1, 1996, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation." SFAS No. 123 provides companies the option to account for employee stock compensation awards based on their estimated fair value at the date of grant, resulting in a charge to income in the period the awards are granted, or to present pro forma footnote disclosure describing the effect to the company's net income and net income per share data. The Company has elected to adopt the disclosure provisions of SFAS
No. 123. The adoption of this standard had no effect on the Company's results of operations.

3.       EARNINGS PER COMMON SHARE

         Earnings per common share were computed using the weighted average number of common stock and common stock equivalents outstanding during the year. Common equivalent shares are calculated using the treasury stock method and consist primarily of shares issuable upon exercise of stock options.

4.       RECLASSIFICATIONS

         Certain reclassifications have been made to the consolidated condensed financial statements of prior periods to conform to the current period presentation.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

         In the first quarter of 1996, the Company reported net income of $1.2 million, or $0.04 per share, compared to net income of $0.4 million, or $0.02 per share last year. The Company's improvement in net income is attributable to the strategic decisions made by senior management over the past two years. The divestiture of the capital-intensive toxicology business completed in November 1995, coupled with the acquisition of the Leicester, England, Phase I laboratory are key factors in the Company's financial improvement. In addition, the sale-leaseback of the Company's real estate in Austin, Texas, also completed in November 1995, provided net proceeds of approximately $11.0 million and has contributed significantly to the positive change in net interest of $0.9 million in the quarter, as compared to last year.

         The Company is continuing to evaluate the long-term strategic fit of its life sciences and environmental sciences businesses and ways to enhance shareholder value.

THREE MONTHS ENDED MARCH 31, 1996, VERSUS THREE MONTHS ENDED MARCH 31, 1995

         Net revenues decreased 18.3% to $37.4 million in the first quarter of 1996 from $45.8 million for the same period last year, with the decrease in revenues being attributable to the sale of the Company's toxicology operations in November 1995. The Company's Life Sciences Group, which includes Pharmaco and Clinix, generated total net revenues of $25.6 million, down $7.8 million or 23.4% from a year ago. Net revenues from the Company's Environmental Sciences Group were $11.8 million, compared with $12.4 million in 1995, a decrease of $0.6 million or 4.7%.

         After elimination of the net revenues from the Company's former toxicology operations ($10.7 million in the first quarter of last year), total net revenues increased 6.6% as compared to 1995. Results of operations which exclude the results of the divested businesses are considered the results of the Company's ongoing operations.

         Net revenues from the ongoing Life Sciences Group businesses increased 12.8% from 1995. The growth in the Company's ongoing Life Sciences Group was due in part to an increase in the size and scope of contracts in the European clinical development and biostatistics business. The net revenues from the Company's European clinical development and biostatistics business increased 23.0% to $3.1 million. An increase in demand for the Company's analytical chemistry services resulted in a strong net revenue increase at the Richmond, Virginia, laboratory. Net revenues in Richmond increased 36.8% to $4.3 million as compared to the $3.1 million in revenues for the same period last year. The acquisitions of CCCR and the Phase I facility in Leicester, England, both completed in the second half of 1995, contributed net revenues of $2.6 million in the quarter.

         The decrease in net revenues from ENVIRON, the Company's environmental consulting business and the sole ongoing operation in the Environmental Sciences Group, is due in part to a slowdown in the environmental consulting industry due to the political uncertainties in this election year.

         Direct costs decreased 23.3% to $25.1 million in 1996 from $32.7 million last year and declined as a percentage of net revenues to 67.1% from 71.5%. In the Life Sciences Group, direct costs decreased as a percentage of net revenues to 63.8% from 72.1%. The decrease in direct costs is principally due to the divestiture of the Company's toxicology business in the fourth quarter last year. In the first quarter of 1995, the worldwide toxicology business reported direct costs of $8.2 million or 76.3% of its net revenues.
On an ongoing basis, which excludes the impact of the toxicology business, Life Sciences direct costs of 63.8% compare favorably to 70.1% last year, due to higher labor utilization and a focused effort to control costs across all business segments. In the Environmental Sciences Group, direct costs as a percentage of net revenues increased to 74.3% from 70.0% last year. The increase in direct costs as a percentage of net revenues is attributable to lower consultant utilization. In the first quarter of 1996, ENVIRON's consultant utilization was 72.0% compared to a utilization rate of 79.0%, for the same period last year.

         Selling, general, and administrative expenses decreased 10.4% to $10.4 million from $11.6 million in 1995. As a percentage of net revenues, selling, general, and administrative expenses increased to 27.7% from 25.3% last year. After factoring out the selling, general, and administrative expenses associated with the divested toxicology business ($3.0 million in the first quarter of 1995), selling, general, and administrative expenses increased approximately 21.0% or $1.8 million in the first quarter this year as compared to the first quarter of 1995. Selling, general, and administrative expenses from the Chicago Center for Clinical Research and the Leicester Phase I laboratory comprise $0.9 million of the increase and the Company has incurred incremental rent expense of $0.3 million associated with the sale-leaseback of its real estate in Austin, Texas, (this increase is partially offset by lower interest expense). The remaining increase of $0.6 million is primarily attributable to the recent investment in Pharmaco's business development and marketing groups. During the later half of 1995, Pharmaco expanded its business development group by sixteen people.

         Operating income increased $0.4 million (32.0%) to $1.9 million in the first three months of 1996 as compared to $1.5 million for the first three months of 1995. As a percentage of net revenues, operating income increased to 5.2% in 1996 compared to 3.2% in 1995.

         The Company reported net interest income of $0.1 million compared to net interest expense of $0.8 million last year. In the first quarter this year, the Company had approximately $9.0 million cash invested with no long-term bank debt. At the end of the first quarter last year, the Company had $35 million of debt outstanding at an annual interest rate of approximately 9.25%.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 1996, the Company experienced a net decrease in cash from operating activities of $3.8 million, primarily due to decreases in accounts payable and accrued expenses, offset by increases in advance billings. Capital expenditures totaled $1.5 million. The Company experienced an increase in cash from financing activities of $2.5 million, caused primarily by proceeds received from the exercise of stock options. Most of such proceeds were received from employees of the Company's former toxicology operations, who generally had until February 1996 to exercise stock options which were exercisable at the date those operations were sold in November 1995.

         The Company has a $20.0 million revolving line-of-credit term-loan facility which accrues interest on amounts borrowed at a floating rate equal to prime plus 1.0% per annum. The rate is adjusted on a quarterly basis and is subject to reduction if certain covenants related to financial performance are met. Based on the first and second quarters of 1995, the variable rate was reduced from 1.5% to 1.0% over prime. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of March 31, 1996, the Company has $8.7 million of cash and cash equivalents on hand and has no amounts outstanding under its line of credit. The line-of-credit loan agreement provides an additional $5.0 million for letters of credit to back guarantees or insurance policies. At March 31, 1996, open letters of credit were issued for $0.7 million.

         As of March 31, 1996, the Company has $1.5 million available under a master lease agreement to provide a means to lease rather than acquire certain equipment for use in the United States without drawing on its principal credit facility.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.          OTHER INFORMATION - None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)   Exhibit 11       Computation of Earnings Per Share

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

                                   APPLIED BIOSCIENCE INTERNATIONAL INC.
                                   -------------------------------------
                                               (Registrant)

                                   By  /s/        Kenneth H. Harper
                                      -------------------------------------
                                        President, Chief Executive Officer
                                            and Chairman of the Board


                                   By  /s/        Carol P. Hanna
                                      -------------------------------------
                                                    Controller
                                           (Chief Accounting Officer)

Date:  May 13, 1996

                               INDEX TO EXHIBITS

                                                                    Sequential
Exhibit                                                                Page
Number                                                                Number
- - ------                                                                ------
  11         Computation of Earnings Per Share                          12

  27         Financial Data Schedule