Form 10-Q
period 1996-06-30
APPLIED BIOSCIENCE INTERNATIONAL INC
filed 1996-08-09
CIK 810723

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-15515

                     APPLIED BIOSCIENCE INTERNATIONAL INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

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

                            ------------------------

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

     The number of shares outstanding of the registrant's classes of common stock, par value $0.01 per share, was 29,559,699 as of August 7, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX

PART I.  FINANCIAL INFORMATION

                                                                                          PAGE
                                                                                          ----
     Item 1. Financial Statements.
             Consolidated Condensed Statements of Operations for the Three-Month Periods
               Ended June 30, 1996, and 1995 and the Six-Month Periods Ended June 30,
               1996, and 1995...........................................................    3
             Consolidated Condensed Balance Sheets as of June 30, 1996, and
               December 31, 1995........................................................    4
             Consolidated Condensed Statements of Cash Flows for the Six-Month Periods
               Ended June 30, 1996, and 1995............................................    5
             Notes to Consolidated Condensed Financial Statements.......................    6
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of
               Operations...............................................................    7

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings..........................................................   11
     Item 2. Changes in Securities......................................................   11
     Item 3. Defaults upon Senior Securities............................................   11
     Item 4. Submission of Matters to a Vote of Security Holders........................   11
     Item 5. Other Information..........................................................   11
     Item 6. Exhibits and Reports on Form 8-K...........................................   11
SIGNATURES..............................................................................   12

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                      -------------------     -------------------
                                                       1996        1995        1996        1995
                                                      -------     -------     -------     -------
Life sciences revenues, net of subcontractor costs
  of $4,057, $8,120, $8,813, and $14,980,
  respectively.....................................   $28,045     $35,164     $53,600     $68,518
Environmental sciences revenues, net of
  subcontractor costs of $1,053, $1,885, $1,935,
  and $3,243, respectively.........................    11,577      12,728      23,411      25,147
                                                      -------     -------     -------     -------
                                                       39,622      47,892      77,011      93,665
                                                      -------     -------     -------     -------
Direct costs -- Life sciences......................    18,327      24,749      34,622      48,798
Direct costs -- Environmental sciences.............     8,114       8,743      16,907      17,432
Selling, general and administrative expenses.......    11,133      12,494      21,498      24,062
                                                      -------     -------     -------     -------
                                                       37,574      45,986      73,027      90,292
                                                      -------     -------     -------     -------
Operating income...................................     2,048       1,906       3,984       3,373
Interest -- (expense)..............................       (66)       (818)        (81)     (1,647)
         -- income.................................       114          39         257         110
Other (expense) income, net........................       (74)        243        (159)        287
                                                      -------     -------     -------     -------
Income before provision for income taxes...........     2,022       1,370       4,001       2,123
Provision for income taxes.........................       805         595       1,557         912
                                                      -------     -------     -------     -------
Net income.........................................   $ 1,217     $   775     $ 2,444     $ 1,211
                                                      =======     =======     =======     =======
Weighted average number of common shares
  outstanding......................................    30,141      28,425      29,935      28,429
                                                      =======     =======     =======     =======
Earnings per share.................................   $  0.04     $  0.03     $  0.08     $  0.04
                                                      =======     =======     =======     =======

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         JUNE 30,      DECEMBER 31,
                                                                           1996            1995
                                                                        -----------    ------------
                                                                        (UNAUDITED)     (AUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents..........................................    $   3,840       $ 11,304
  Accounts receivable, net...........................................       59,369         54,426
  Prepaid expenses and other current assets..........................        7,101          6,601
  Deferred tax asset.................................................        3,614          4,756
                                                                          --------       --------
          Total current assets.......................................       73,924         77,087
PROPERTY AND EQUIPMENT, at cost less accumulated depreciation and
  amortization.......................................................       20,382         21,515
GOODWILL, less accumulated amortization..............................        9,887         10,041
OTHER ASSETS.........................................................        7,410          6,514
                                                                          --------       --------
TOTAL ASSETS.........................................................    $ 111,603       $115,157
                                                                          ========       ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt...............................    $     331       $    322
  Accounts payable...................................................        4,052          7,089
  Accrued liabilities................................................       19,133         26,749
  Advance billings...................................................       11,119          9,536
                                                                          --------       --------
          Total current liabilities..................................       34,635         43,696
                                                                          --------       --------
LONG-TERM DEBT.......................................................          435            572
                                                                          --------       --------
DEFERRED RENT........................................................        2,817          3,010
                                                                          --------       --------
          Total liabilities..........................................       37,887         47,278
                                                                          --------       --------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value, 40,000,000 shares authorized,
     30,266,000 and 29,724,000 shares issued and outstanding,
     respectively....................................................          303            297
  Paid-in capital....................................................       72,497         69,598
  Retained earnings..................................................        5,588          3,144
  Treasury stock, at cost, 713,000 shares............................       (4,335)        (4,335)
  Unrealized gain on investments.....................................          233             --
  Cumulative translation adjustment..................................         (353)          (425)
  Deferred compensation..............................................         (217)          (400)
                                                                          --------       --------
          Total stockholders' equity.................................       73,716         67,879
                                                                          --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................    $ 111,603       $115,157
                                                                          ========       ========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         SIX MONTHS ENDED JUNE
                                                                                  30,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
Cash flows from operating activities:
  Net income..........................................................   $  2,444     $  1,211
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization....................................      3,988        6,088
     Other............................................................      1,327          361
     Change in operating assets and liabilities.......................    (15,036)         857
                                                                         --------     --------
          Net cash (used in) provided by operating activities.........     (7,277)       8,517
                                                                         --------     --------
Cash flows from investing activities:
  Purchases of property and equipment.................................     (2,729)      (5,054)
  Proceeds from sale of property and equipment........................         --        2,061
  Other...............................................................       (135)          --
                                                                         --------     --------
          Net cash used in investing activities.......................     (2,864)      (2,993)
                                                                         --------     --------
Cash flows from financing activities:
  Repayment of long-term debt, net....................................       (128)     (49,666)
  Other long-term borrowings..........................................         --       42,250
  Proceeds from issuance of stock.....................................      2,710           --
                                                                         --------     --------
          Net cash provided by (used in) financing activities.........      2,582       (7,416)
                                                                         --------     --------
Effect of exchange rate changes on cash...............................         95       (1,125)
                                                                         --------     --------
Net decrease in cash and cash equivalents.............................     (7,464)      (3,017)
Cash and cash equivalents, beginning of the period....................     11,304        7,944
                                                                         --------     --------
Cash and cash equivalents, end of the period..........................   $  3,840     $  4,927
                                                                         ========     ========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared following generally accepted accounting principles have been condensed or omitted. The accompanying unaudited consolidated condensed financial statements reflect all the normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for the interim periods may not necessarily be indicative of the results for the entire fiscal year.

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

5.  SIGNIFICANT EVENTS

     On June 21, 1996, the Company announced that it had entered into a merger agreement with Pharmaceutical Product Development, Inc. The proposed merger will be accounted for as a pooling-of-interests transaction. Subject to the receipt of shareholder approval and the satisfaction of all other closing conditions, closing is scheduled for September, 1996. After the merger, financial statements for the current and preceding periods will reflect the combined results of the merged businesses, which will file as Pharmaceutical Product Development, Inc. and subsidiaries.

             APPLIED BIOSCIENCE INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  GENERAL

     In the second quarter of 1996, the Company reported net income of $1.2 million, or $0.04 per share, compared to net income of $0.8 million, or $0.03 per share in the second quarter of 1995. The Company's improvement in net income is attributable to the strategic decisions made by senior management over the past two years. The divestiture of the Company's capital-intensive toxicology business completed in November 1995 coupled with the acquisition of the Leicester, England, Phase I laboratory are key factors in the Company's financial improvement. In addition, the sale-leaseback of the Company's real estate in Austin, Texas, also completed in November 1995, with net proceeds of approximately $11 million has contributed significantly to the positive change in net interest of $0.8 million in the quarter as compared to last year.

     On June 21, 1996, the Company and Pharmaceutical Product Development, Inc. ("PPD") announced that the two companies had entered into a merger agreement. The proposed merger would be accounted for as a pooling-of-interests transaction. The combined operations will form one of the largest publicly traded contract research organizations, with total net revenues in excess of $200 million. Under the terms of the merger agreement, holders of APBI stock will receive between .3125 and .4054 shares of PPD stock for each share of APBI stock, based on the average closing prices of PPD shares of common stock for the ten business day period ending five business days prior to the closing of the transaction ("the Average PPD Stock Price"). This represents merger consideration of $15.00 per share to APBI shareholders if the Average PPD Stock Price is between $37.00 and $48.00 per share. If the Average PPD Stock Price is at or below $37.00, the exchange ratio will be .4054 of a share of PPD common stock for each share of APBI. Under the terms of the agreement, if the Average PPD Stock Price is less than $30.00, either party may terminate the merger agreement. The merger is subject to the approval of both APBI and PPD shareholders. Subject to the receipt of such approvals and the satisfaction of all other closing conditions, the merger is expected to close towards the end of September. On August 8, 1996, the reported closing sales price per share of PPD common stock on the Nasdaq Stock Market was $30.00.

  THREE MONTHS ENDED JUNE 30, 1996 VERSUS THREE MONTHS ENDED JUNE 30, 1995

     Total net revenues decreased 17.3% to $39.6 million in the second quarter of 1996 from $47.9 million in the same quarter last year, with the decrease in revenues being primarily attributable to the sale of the Company's toxicology operations in November 1995. The Company's Life Sciences Group, which consists of Pharmaco and Clinix (doing business as the Chicago Center for Clinical Research, "CCCR"), generated net revenues of $28.0 million, down $7.1 million or 20.2% from a year ago. Net revenues from ENVIRON, the sole ongoing operation in the Company's Environmental Sciences Group, were $11.6 million, compared with $12.7 million in 1995, a decrease of $1.1 million or 9.0%.

     After elimination of the net revenues from the Company's former toxicology operations ($11.7 million in the second quarter of last year), total net revenues increased 9.6% as compared to 1995. Results of operations which exclude the results of the divested businesses are considered the results of the Company's ongoing operations.

     Net revenues for the second quarter of 1996 from the ongoing Life Sciences Group were $28.0 million, an increase of 20.2% from the same quarter of 1995. The growth in the Company's ongoing Life Sciences Group was due in part to an increase in the size and scope of contracts in the North American clinical development and biostatistics business. Net revenues from the Company's North American clinical development and biostatistics business increased 24.9% to $13.8 million. Demand for the Company's analytical chemistry services continues to be strong at the Richmond, Virginia, laboratory. Net revenues in Richmond increased 12.0% to $3.9 million as compared to $3.5 million in net revenues for the same period last year. The acquisitions of CCCR and the Phase I facility in Leicester, England, both completed in the second half of 1995, contributed net revenues of $2.3 million in the second quarter of 1996.

     The decrease in second quarter net revenues of ENVIRON is due in part to an overall slowdown in the environmental consulting industry. The Company believes this is due in part to the political uncertainties in this election year.

     Direct costs decreased 21.1% to $26.4 million from $33.5 million last year and declined as a percentage of net revenues to 66.7% from 69.9%. In the Life Sciences Group, direct costs decreased as a percentage of net revenues to 65.3% from 70.4%. This decrease is principally due to the divestiture of the Company's toxicology business. In the second quarter of 1995, the worldwide toxicology business reported direct costs of $8.6 million or 73.6% of net revenues. On an ongoing basis, Life Sciences' second quarter direct costs of 65.3% compare favorably to 68.8% last year due to higher labor utilization, the mix of business within the group, and a focused effort by all business segments to control costs. At ENVIRON, direct costs as a percentage of net revenues increased to 70.1% from 68.7% last year. This increase is attributable to lower consultant utilization. In the second quarter of 1996, ENVIRON's consultant utilization of 72% was seven percentage points below the 79% utilization rate of the same quarter of last year.

     Selling, general, and administrative ("SG&A") expenses decreased 10.9% to $11.1 million from $12.5 million in 1995. As a percentage of net revenues, SG&A expenses increased to 28.1% from 26.1% last year. After elimination of the SG&A expenses associated with the divested toxicology business last year ($3.0 million), SG&A expenses increased approximately 16.8% or $1.6 million in the second quarter this year as compared to the second quarter of 1995. SG&A expenses from CCCR and the Leicester Phase I laboratory (both acquired in the second half of 1995) account for $0.7 million of the increase. In addition the Company has incurred incremental rent expense of $0.3 million associated with the sale-leaseback of its real estate in Austin, Texas, (this increase is partially offset by lower interest expense). The remaining increase is primarily attributable to the recent investment in Pharmaco's business development and marketing organization ($0.3 million), certain litigation costs ($0.3 million) associated with ENVIRON's air quality practice, and acceleration of deferred compensation expense ($0.2 million) associated with previously issued restricted stock. The acceleration was attributable to an increase in the Company's stock price to above $10.00.

     Operating income increased $0.1 million (7.5%) to $2.0 million in the second quarter of 1996 as compared to $1.9 million for the second quarter of 1995. As a percentage of net revenues, the second quarter operating income increased to 5.2% in 1996 compared to 4.0% in 1995.

     The Company reported a break-even net interest income/expense in the second quarter compared to net interest expense of $0.8 million last year. In the second quarter this year, the Company had approximately $7.0 million of cash invested with no long-term bank debt. At the end of the second quarter last year, the Company had $37.9 million of debt outstanding at an annual interest rate of approximately 9.25%.

  SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

     Total net revenues decreased 17.8% to $77.0 million for the first six months of 1996 from $93.7 million last year, with the decrease in revenues being primarily attributable to the sale of the Company's toxicology operations. The Company's Life Sciences Group generated total net revenues of $53.6 million, down $14.9 million or 21.8% from the same six-month period a year ago. The first six-months' net revenues from ENVIRON were $23.4 million, compared with $25.1 million in 1995, a decrease of $1.7 million or 6.9%.

     After eliminating the net revenues from the Company's former toxicology operations ($22.4 million in the first six months of last year), total net revenues increased 8.1% as compared to 1995.

     Net revenues from the ongoing Life Sciences Group were $53.6 million, an increase of 16.9% from 1995. The growth in this business segment was due in part to an increase in the size and scope of contracts in the worldwide clinical development and biostatistics business. Net revenues from the Company's worldwide clinical development and biostatistics business increased 10.8% to $31.9 million. The demand for the Company's analytical chemistry services continues to be strong at the Richmond, Virginia, laboratory. Net revenues in Richmond increased 23.7% to $8.2 million as compared to the $6.6 million in revenues for the same period last year. The acquisitions of CCCR and the Phase I facility in Leicester, England, both completed in the second half of 1995, contributed net revenues of $4.9 million in the first six months of 1996.

     The 6.9% decrease in net revenues of ENVIRON is due in part to an overall slowdown in the environmental consulting industry, which the Company believes is due in part to the political uncertainties in this election year.

     Direct costs decreased 22.2% to $51.5 million from $66.2 million last year and declined as a percentage of net revenues to 66.9% from 70.7%. In the Life Sciences Group, direct costs decreased as a percentage of net revenues to 64.6% from 71.2%. This decrease is principally due to the sale of the Company's toxicology business in the fourth quarter last year. In the first six months of 1995, the worldwide toxicology business reported direct costs of $16.8 million or 74.9% of net revenues. On an ongoing basis, Life Sciences' direct costs of 64.6% compare favorably to 69.4% last year due to higher labor utilization, the mix of business within the group, and a focused effort to reduce costs throughout the entire Company. ENVIRON's direct costs as a percentage of net revenues increased to 72.2% from 69.3% last year. This increase is attributable to lower consultant utilization. In the first six months, ENVIRON's consultant utilization of 72% was seven percentage points below the 79% utilization rate last year.

     SG&A expenses decreased 10.7% to $21.5 million from $24.1 million in 1995. As a percentage of net revenues, SG&A expenses increased to 27.9% from 25.7% last year. After factoring out last year's SG&A expenses associated with the divested toxicology business ($6.0 million), SG&A expenses increased approximately 18.9% or $3.4 million in the first half of this year as compared to the same period last year. SG&A expenses from CCCR and the Leicester Phase I laboratory account for $1.5 million of the increase. In addition, the Company has incurred incremental rent expense of $0.6 million associated with the sale-leaseback of its real estate in Austin, Texas. The remaining increase is primarily attributable to the recent investment in Pharmaco's business development and marketing organization, certain litigation costs associated with ENVIRON's air quality practice and acceleration of deferred compensation expense associated with previously issued restricted stock.

     Operating income increased $0.6 million (18.1%) to $4.0 million in the first half of 1996 as compared to $3.4 million last year. As a percentage of net revenues, the six-months' operating income increased to 5.2% in 1996 compared to 3.6% in 1995.

     The Company reported net interest income of $0.2 million in the first six months compared to net interest expense of $1.5 million last year. In the first six months this year, the Company had approximately $7.0 million of cash invested with no long-term bank debt. During the first six months last year, the Company had, on average, $37 million of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1996, the Company experienced a net decrease in cash from operating activities of $7.3 million, primarily due to increases in accounts receivable and decreases in accounts payable and accrued expenses, offset by increases in advance billings. A portion of the decrease was attributable to payments made in 1996 of 1995 bonuses and of severance and transaction costs accrued in 1995 related to the sale of the Company's toxicology business. Capital expenditures in the first six months of 1996 totaled $2.7 million. The Company experienced an increase in cash from financing activities of $2.6 million, primarily attributable to proceeds received from the exercise of stock options. Most of such proceeds were received from employees of the Company's former toxicology operations, who generally had until February 1996 to exercise stock options which were exercisable at the date those operations were sold in November 1995.

     The Company has a $20.0 million secured revolving line-of-credit facility which accrues interest on amounts borrowed at a floating rate currently equal to prime plus 1.0% per year. The rate is adjusted on a quarterly basis and is subject to reduction if certain covenants related to financial performance are met. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of June 30, 1996, the Company has $3.8 million of cash and cash equivalents on hand and has no amounts outstanding under its line of credit. The line-of-credit loan agreement provides an additional $5.0 million for letters of credit to back guarantees or insurance policies. At June 30, 1996, open letters of credit were issued for $0.7 million.

     As of June 30, 1996, the Company has $1.1 million available under a master lease agreement to provide a means to lease rather than acquire certain equipment for use in the United States without drawing on its principal credit facility.

     The Company believes that cash flow generated by its own operating activities together with its current borrowing capacity is adequate to finance its world-wide operations and normal growth of its business. Assuming the merger is consummated, the Company further believes that its cash flow combined with the cash available at and generated by PPD is sufficient to finance the world-wide combined operations of the two entities being merged through 1996. Further growth of the merged companies' businesses may also be funded through additional borrowings, the sale of non-strategic assets or through issuance of shares of common stock by the merged Company.

                          PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS -- NONE

ITEM 2.     CHANGES IN SECURITIES -- NOT APPLICABLE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES -- NOT APPLICABLE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a) The 1996 Annual Meeting of Shareholders of the Company was
                  held on June 20, 1996.

              (b) At the Annual Meeting, three directors of the Company were reelected. Dr. Kenneth H. Harper, Lawrence C. McQuade, and Dr. Thomas J. Russell were each elected to serve a term ending at the Annual Meeting of Stockholders to be held in 1997 and until his successor is elected and qualified. The other members of the Board of Directors, each of whose terms of office as director continued after the meeting are as follows:
                  Kirby L. Cramer, Steven A. Fleckman, Frederick Frank, Frank E. Loy.

                                                                             FOR        AGAINST
                                                                          ----------    -------
                Dr. Kenneth H. Harper..................................   24,776,451    236,750
                Lawrence C. McQuade....................................   24,936,251     76,950
                Dr. Thomas J. Russell..................................   24,926,451     86,750

              (c) At the Annual Meeting, the following proposal also was voted upon:

                  The stockholders voted on a proposal to amend the Company's Certificate of Incorporation to provide for the annual election of Directors. The proposal was approved by the following vote:

                   FOR         AGAINST    ABSTAIN
                ----------     ------     -------
                19,772,480     77,163     101,850

              (d) Not applicable.

ITEM 5.     OTHER INFORMATION -- NONE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibit 11     Computation of Earnings Per Share

                  Exhibit 27     Financial Data Schedule

              (b) Reports on Form 8-K -- None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         APPLIED BIOSCIENCE INTERNATIONAL INC.
                                                      (Registrant)

                                         By: /s/  KENNETH H. HARPER
                                            ------------------------------------
                                             President, Chief Executive Officer
                                                 and Chairman of the Board

                                         By: /s/  CAROL P. HANNA
                                            ------------------------------------
                                                         Controller
                                                 (Chief Accounting Officer)

Date: August 9, 1996

                               INDEX TO EXHIBITS

                                                                                       SEQUENTIAL
EXHIBIT                                                                                   PAGE
NUMBER                                                                                   NUMBER
- ------                                                                                 ----------
  11      Computation of Earnings Per Share.........................................       14
  27      Financial Data Schedule...................................................       15