Form 10-Q/A
period 1996-06-30
APPLIED BIOSCIENCE INTERNATIONAL INC
filed 1996-08-23
CIK 810723

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------


                                  FORM 10-Q/A

                         ------------------------------


                                AMENDMENT NO. 1


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

              (d) Not applicable.

ITEM 5.     OTHER INFORMATION -- NONE

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            (a)  Exhibit 2.2       Agreement and Plan of Reorganization dated June 20, 1996,
                                   among Pharmaceutical Product Development, Inc. ("PPD"),
                                   Wilmington Merger Corp. and Applied Bioscience International
                                   Inc. (incorporated herein by reference to Annex A of PPD's
                                   Registration Statement filed on Form S-4 with the Securities and Exchange Commission on July 16, 1996, as amended and
                                   declared effective on August 20, 1996 -- File No. 333-08207).
                 Exhibit 10.46     Change of Control Agreement between Applied Bioscience
                                   International Inc. and Stephen L. Waechter, dated as of June
                                   18, 1996
                 Exhibit 10.47     Change of Control Agreement between Applied Bioscience
                                   International Inc. and Carol P. Hanna, dated as of June 18,
                                   1996
            (a)  Exhibit 11        Computation of Earnings Per Share
                 Exhibit 27        Financial Data Schedule
            (b)  Reports on Form 8-K -- None

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

                                         APPLIED BIOSCIENCE INTERNATIONAL INC.
                                                      (Registrant)

                                         By: /s/  KENNETH H. HARPER
                                            ------------------------------------
                                             President, Chief Executive Officer
                                                 and Chairman of the Board

                                         By: /s/  CAROL P. HANNA
                                            ------------------------------------
                                                         Controller
                                                 (Chief Accounting Officer)


Date: August 22, 1996

                               INDEX TO EXHIBITS


                                                                                       SEQUENTIAL
EXHIBIT                                                                                   PAGE
NUMBER                                                                                   NUMBER
- ------                                                                                 ----------
10.46     Change of Control Agreement -- Stephen L. Waechter........................
10.47     Change of Control Agreement -- Carol P. Hanna.............................
  11      Computation of Earnings Per Share.........................................
  27      Financial Data Schedule...................................................